Form 10-Q
period 1996-03-31
IRVINE APARTMENT COMMUNITIES INC
filed 1996-05-14
CIK 912084

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended MARCH 31, 1996.
                                                                       or
[    ]   Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from __________________to _________________.

                        Commission File Number: 1-12478


                       IRVINE APARTMENT COMMUNITIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


            Maryland                              33-0698698
            --------                              ----------
    (State of Incorporation)         (I.R.S. Employer Identification Number)


     550 Newport Center Drive, Suite 300, Newport Beach, California,  92660
                    (Address of principal executive offices)

                                 (714) 720-5500
              (Registrant's telephone number, including area code)

                                 Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)




    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time as required), and
(2) has been subject to such filing requirements for the past 90 days.
    Yes   X   No _____


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $0.01 Par Value - 16,985,000 shares as of May 8, 1996.

                       IRVINE APARTMENT COMMUNITIES, INC.
                                     INDEX


                                                                                                           PAGE
                                                                                                           ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1996
         and December 31, 1995                                                                               1

         Consolidated Statements of Operations for the three months
         ended March 31, 1996 and 1995                                                                       2

         Consolidated Statements of Changes in Shareholders' Equity
         for the three months ended March 31, 1996 and 1995                                                  3

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 1996 and 1995                                                                       4

         Notes to Consolidated Financial Statements                                                          5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                           7

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                  15

Item 2.  Changes in Securities                                                                              15

Item 3.  Defaults upon Senior Securities                                                                    15

Item 4.  Submission of Matters to a Vote of Stockholders                                                    15

Item 5.  Other Information                                                                                  15

Item 6.  Exhibits and Reports on Form 8-K                                                                   15

         SIGNATURES                                                                                         16

PART I - FINANCIAL INFORMATION
ITEM 1.
                       Irvine Apartment Communities, Inc.

                          CONSOLIDATED BALANCE SHEETS


(unaudited, in thousands, except per              March 31,     December 31,
share amounts)                                         1996            1995
- - ----------------------------------------------------------------------------
ASSETS
Real estate assets, at cost
   Land                                            $172,974        $163,169
   Buildings and improvements                       800,922         768,737
- - ----------------------------------------------------------------------------
                                                    973,896         931,906
   Accumulated depreciation                        (198,699)       (192,106)
                                                    775,197         739,800
   Under development, including land                 48,726          73,727
- - ----------------------------------------------------------------------------
                                                    823,923         813,527
Cash and cash equivalents                             3,080           4,392
Restricted cash                                       1,185           1,181
Deferred financing costs                             22,152          22,814
Other assets                                         11,422          11,316
- - ----------------------------------------------------------------------------
                                                   $861,762        $853,230
- - ----------------------------------------------------------------------------

LIABILITIES
Mortgages and notes payable
   Line of credit                                   $30,000         $22,000
   Tax-exempt mortgage bond financings              331,786         332,602
   Conventional mortgage financings                 136,508         136,960
   Mortgage notes payable to The Irvine
     Company                                         51,819          52,011
   Tax-exempt assessment district debt               22,452          19,713
- - ----------------------------------------------------------------------------
                                                    572,565         563,286
Accounts payable and accrued liabilities             23,033          20,254
Security deposits                                     5,405           5,124
- - ----------------------------------------------------------------------------
                                                    601,003         588,664
MINORITY INTEREST                                   107,205         109,133
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per
   share; 10,000 shares authorized;
   no shares issued or outstanding
Common stock, par value $0.01 per share;
   150,000 shares authorized;
   16,985 shares and 16,975 shares
   issued and outstanding, respectively                 170             170
Excess stock, par value $0.01 per share;
   160,000 shares authorized;
   no shares issued or outstanding
Additional paid-in capital                          170,947         170,747
Retained earnings (deficit)                         (17,563)        (15,484)
- - ----------------------------------------------------------------------------
                                                    153,554         153,433
- - ----------------------------------------------------------------------------
                                                   $861,762        $853,230
- - ----------------------------------------------------------------------------

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                       Irvine Apartment Communities, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended March 31,
(unaudited, in thousands, except per share amounts)          1996            1995
- - ----------------------------------------------------------------------------------
REVENUES
Rental income                                             $36,418         $32,082
Other income                                                  568             466
Interest income                                               103              36
- - ----------------------------------------------------------------------------------
                                                           37,089          32,584
- - ----------------------------------------------------------------------------------

EXPENSES
Property operating and maintenance                          7,805           7,492
Real estate taxes                                           3,369           2,989
Property management fees                                    1,063             928
Interest expense, net                                       7,302           6,477
Amortization of deferred financing costs                      662           4,075
Depreciation and amortization                               6,618           5,387
General and administrative                                  1,582           1,429
- - ----------------------------------------------------------------------------------
                                                           28,401          28,777
- - ----------------------------------------------------------------------------------

Income before minority interest                             8,688           3,807
Minority interest in income                                 4,741           1,705
- - ----------------------------------------------------------------------------------

NET INCOME                                                 $3,947          $2,102
- - ----------------------------------------------------------------------------------

SHARE DATA:

Weighted average number of shares outstanding              16,977          11,800
Net income per share                                        $0.23           $0.18
Cash dividends declared and paid per share                 $0.355          $0.340
- - ----------------------------------------------------------------------------------


See accompanying notes.

                       Irvine Apartment Communities, Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


(unaudited, in thousands, except per share         Three Months Ended March 31,
amounts)                                                  1996             1995
- - --------------------------------------------------------------------------------
COMMON STOCK, PAR VALUE $0.01 PER SHARE
Balance at beginning of period                            $170             $118
 Stock awards issued
- - --------------------------------------------------------------------------------
Balance at end of period                                  $170             $118
- - --------------------------------------------------------------------------------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                        $170,747          $87,345
 Stock awards issued                                       200
- - --------------------------------------------------------------------------------
Balance at end of period                              $170,947          $87,345
- - --------------------------------------------------------------------------------

RETAINED EARNINGS (DEFICIT)
Balance at beginning of period                        ($15,484)         ($5,710)
 Net income                                              3,947            2,102
 Distributions to shareholders                          (6,026)          (4,012)
- - --------------------------------------------------------------------------------
Balance at end of period                              ($17,563)         ($7,620)
- - --------------------------------------------------------------------------------


- - --------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                            $153,554          $79,843
- - --------------------------------------------------------------------------------

Shares of Common Stock Outstanding
Balance at beginning of period                          16,975           11,800
 Stock awards issued                                        10
- - --------------------------------------------------------------------------------
Balance at end of period                                16,985           11,800
- - --------------------------------------------------------------------------------


See accompanying notes.

                       Irvine Apartment Communities, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Three Months Ended March 31,
(unaudited, in thousands)                                 1996             1995
- - --------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $3,947           $2,102
Adjustments to reconcile net income to net
cash provided by operating activities:
  Amortization of deferred financing costs                 662            4,075
  Depreciation and amortization                          6,618            5,387
  Minority interest in income                            4,741            1,705
  Increase (decrease) in cash attributable
  to changes in assets and liabilities:
    Restricted cash                                         (4)             (67)
    Other assets                                          (131)             318
    Accounts payable and accrued liabilities             3,268            3,501
    Security deposits                                      281              189
- - --------------------------------------------------------------------------------
Net Cash Provided by Operating Activities               19,382           17,210
- - --------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real
  estate assets                                           (634)            (470)
Investment in real estate assets, net of
  construction payables                                (13,193)         (30,098)
- - --------------------------------------------------------------------------------
Net Cash Used in Investing Activities                  (13,827)         (30,568)
- - --------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit                        26,100           22,567
Payments on line of credit                             (18,100)
Payments on tax-exempt mortgage bond
  financings                                              (816)
Principal payments on mortgage notes
  payable and tax-exempt debt                             (560)            (750)
Principal payments on notes payable to The
  Irvine Company                                          (192)            (181)
Principal payments on assessment district
  liens                                                    (32)             (29)
Distributions to The Irvine Company                     (7,241)          (6,272)
Distributions to shareholders                           (6,026)          (4,012)
- - --------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing
  Activities                                            (6,867)          11,323
- - --------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (1,312)          (2,035)
Cash and Cash Equivalents at Beginning of
  Period                                                 4,392            3,468
- - --------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $3,080           $1,433
- - --------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information
  Interest paid, net of amounts capitalized             $7,399           $6,299
  Tax-exempt assessment district debt assumed           $2,771           $4,184
- - --------------------------------------------------------------------------------


See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Irvine Apartment Communities, Inc. (the "Company") was incorporated in Delaware on September 10, 1993. On May 2, 1996, the Company changed its state of incorporation from Delaware to Maryland. The Company operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. At March 31, 1996 the Company had a 45.4% general partnership interest in and was the sole managing general partner of Irvine Apartment Communities, L.P. (the "Operating Partnership") which began operations as of December 8, 1993, the date of the Company's initial public offering of common stock (the "Offering"). In connection with the Offering, The Irvine Company (the "Limited Partner") transferred 42 apartment communities and a 99% interest in a limited partnership which owned one apartment community to the Operating Partnership. At March 31, 1996, The Irvine Company had a 54.6% limited partnership interest in the Operating Partnership. The Operating Partnership's management and operating decisions are under the unilateral control of the Company.

The Company is a self-administered equity REIT engaged in the operation and development of apartment communities in Orange County, California. As of March 31, 1996 the Operating Partnership owned and operated the original 43 properties containing 11,334 apartment units, had delivered 1,850 apartment units from five properties started in 1994 and had two additional apartment
communities under construction (collectively, the "Properties").   Until July
31, 2020, the Company has the exclusive right, but not the obligation, to acquire land from The Irvine Company for development of additional apartment communities on the Irvine Ranch.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - EQUITY

Shelf Registration Statement: On May 8, 1995 the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $250 million of common stock, preferred stock, debt securities, and warrants to purchase common stock,
preferred stock and debt securities.    The Company plans to use the proceeds
raised from any securities issued under the shelf registration statement for general corporate purposes, including the development of new apartment communities and the repayment of existing debt. Subsequent to a follow-on common stock offering on August 8, 1995, discussed in the Annual Report on Form 10-K for the year ended December 31, 1995, availability under the shelf registration is $160.7 million.

On February 2, 1996 the Company declared a cash dividend of $0.355 per common share that was paid on February 29, 1996. On April 30, 1996 the Company declared a cash dividend of $0.355 per common share that is payable on May 31, 1996. During the first quarter of 1995, the Company paid a cash dividend of $0.34 per common share.

The computation of primary earnings per share is based on a weighted average of 16,977,088 shares of common stock outstanding during the period. The weighted average number of shares excludes the effect of the conversion of Operating Partnership units into shares. Such a conversion would increase the weighted average number of shares outstanding to 37,382,617 for the quarter ended March 31, 1996.

NOTE 3 - CERTAIN TRANSACTIONS WITH RELATED PARTIES

Included in general and administrative expenses are charges from the Limited Partner pursuant to an administrative service agreement covering services for risk management, income taxes and other services of $28,000 for the first quarter of 1996 and $30,000 for the first quarter of 1995. In addition, the Company incurred rent totaling $59,000 in the first quarter of 1996 and $49,000 in the first quarter of 1995 related to a lease with the Limited Partner that expires in 1998. In November 1995, a retail space lease was signed with the Limited Partner for the Company's Apartment Leasing and Information Center. Rent on that space for the first quarter of 1996 was $14,000.

In the quarter ended March 31, 1996 the Company acquired a land site for the development of 227 rental units from The Irvine Company, pursuant to the Land Rights Agreement between the Company and the Irvine Company for approximately $3.3 million. The Independent Directors Committee approved the purchase in accordance with the Land Rights Agreement as discussed in the Annual Report on Form 10-K for the year ended December 31, 1995. As partial financing for the acquisition of the site, the Company elected to assume $2.8 million in tax-exempt assessment district debt. This debt represents a lien on the property resulting from debt issued by municipal government authorities to finance the construction of infrastructure. The debt obligations are repaid through annual assessments. The balance of the purchase price was paid through the issuance of 28,358 additional limited partnership units in the Operating Partnership to The Irvine Company.

One of the Company's directors is chairman of a bank which participates in the Company's line of credit. Based on this bank's percentage participation in the credit facility, the Company estimates that the amount of interest and fees paid to this bank totaled $57,000 and $38,000 in the first quarter of 1996 and 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with all the financial statements appearing elsewhere in this report, as well as the information presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

CERTAIN INFORMATION SET FORTH BELOW IS FORWARD LOOKING AND INVOLVES VARIOUS RISKS AND UNCERTAINTIES. SUCH INFORMATION IS BASED UPON A NUMBER OF ESTIMATES AND ASSUMPTIONS THAT ARE INHERENTLY SUBJECT TO BUSINESS ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 compared to the Three Months Ended March 31, 1995.

The Company's income before minority interest was $8.7 million in the first quarter of 1996, up from $3.8 million in the first quarter of 1995. Net operating income (total revenue less interest income, less property operating and maintenance expenses, real estate taxes and management fees) rose to $24.7 million in the first quarter of 1996 from $21.1 million in the first quarter of 1995.

The Company's financial results improved in the first quarter of 1996 due to the contribution of newly delivered rental units from its development program, as well as an increase in the gross operating margin of its stabilized portfolio achieved primarily through cost reductions in property operating and maintenance expenses (see Selected Operating Data on page 14.)

OPERATING REVENUES increased to $37.0 million in the first quarter of 1996, up from $32.5 million in the first quarter of 1995. Operating revenues rose in 1996 largely as a result of the contribution of newly delivered rental units from five properties in their lease-up phase. In total, these new units added $4.5 million to operating revenues in the first quarter of 1996 compared to $0.1 million in the first quarter of 1995. Within the Company's stabilized portfolio, operating revenues increased 0.1% in the first quarter of 1996, as modest increases in rental rates were largely offset by a decline in average economic occupancy to 93.4% from 94.5% in the first quarter of 1995. Average monthly rental rates increased 0.9% to $1,000 in the first quarter of 1996, from $991 in the first quarter of 1995.

OPERATING EXPENSES (property operating and maintenance expenses, plus property management fees and real estate taxes) increased to $12.2 million in the first quarter of 1996 from $11.4 million in the first quarter of 1995. This increase was due to newly delivered rental units from five lease-up properties. Operating expenses in the stabilized portfolio decreased by $0.6 million from $11.4 million in the first quarter of 1995 to $10.8 million in 1996. Over the past two years, the Company has achieved sustained reductions in its operating expenses per unit through aggressive bidding of external service and purchase contracts and a series of initiatives to enhance the efficiency of customer service and property maintenance operations. In the first quarter of 1996, average monthly operating expenses excluding real estate taxes per rental unit decreased to $236 from $246 in the first quarter of 1995. Primarily as a result of these cost reductions, the Company's gross margin on its stabilized portfolio increased to 66.7% in the first quarter of 1996 from 65.0% in the first quarter of 1995. Lease-up properties added $1.4 million to operating expenses in 1996 compared to $0.1 million in the same period of 1995. Real estate taxes totaled $3.4 million in the first quarter of 1996 and $3.0 million in the first quarter of 1995. Taxes increased in 1996 due to the addition of rental units in lease-up properties.

 PORTFOLIO REVENUE AND EXPENSE DATA (IN THOUSANDS)

 Three Months Ended March 31,                             1996          1995
- - -----------------------------------------------------------------------------
  STABILIZED PORTFOLIO
    Operating revenues                                 $32,495       $32,460
    Operating expenses (1)                             $10,834       $11,352
    Net operating income                               $21,661       $21,108
    Gross operating margin                               66.7%         65.0%
 LEASE-UP PORTFOLIO
    Operating revenues                                  $4,491           $88
    Operating expenses (1)                              $1,403           $57
    Net operating income                                $3,088           $31
- - -----------------------------------------------------------------------------

(1) Operating expenses include property operating and maintenance expense, real estate taxes and management fees.

NET INTEREST EXPENSE increased to $7.3 million in the first quarter of 1996 from $6.5 million in the first quarter of 1995. The increase was largely due to a lower level of capitalized interest from decreased construction activity. The Company capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates. The average monthly qualifying asset balance for projects under development was approximately $52.4 million and $77.2 million in the first quarters of 1996 and 1995, respectively. Interest capitalized totaled $1.0 million in 1996 compared to $1.6 million in the first quarter of 1995. Interest incurred was $8.3 million in the first quarter of 1996 compared to $8.0 million in the first quarter of 1995 primarily due to higher debt balances.

AMORTIZATION OF DEFERRED FINANCING COSTS decreased to $0.7 million in the first quarter of 1996 from $4.1 million in the first quarter of 1995. In May 1995, the Company refinanced all of its tax-exempt mortgage debt and eliminated the related deferred financing costs through an extraordinary charge of $23.4 million.

DEPRECIATION AND AMORTIZATION EXPENSE increased to $6.6 million in the first quarter of 1996, up from $5.4 million in the first quarter of 1995. This increase reflected the completion and delivery of newly developed rental units from the Company's lease-up properties.

GENERAL AND ADMINISTRATIVE EXPENSE increased to $1.6 million in the first quarter of 1996, up from $1.4 million in the first quarter of 1995. This increase was largely the result of increased staffing levels.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that cash provided by operations will be adequate to meet both operating requirements and payment of distributions by the Company in accordance with REIT requirements in both the short and long term.

LIQUIDITY: The Company expects to meet its long-term liquidity requirements, such as construction, scheduled debt maturities and possible property acquisitions, through the issuance or refinancing of long-term debt, borrowings from financial institutions, or the issuance of additional equity securities of the Company and/or

Operating Partnership units. The Operating Partnership has a $175 million unsecured credit facility. The facility is used primarily to finance an ongoing rental property development program. As of March 31, 1996, $145 million was available under the credit facility.

SHELF REGISTRATION STATEMENT:   On May 8, 1995 the Company filed a shelf
registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $250 million of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and debt securities. The Company plans to use the proceeds raised from any securities issued under the shelf registration statement for general corporate purposes, including the development of new apartment communities and the repayment of existing debt. Subsequent to a follow-on common stock offering on August 8, 1995, discussed in the Annual Report on Form 10-K for the year ended December 31, 1995, availability under the shelf registration is approximately $160.7 million.

DEBT STRUCTURE AT MARCH 31, 1996

                                                                         DEBT
                                                                      BALANCE           WEIGHTED AVERAGE
                                                                (IN MILLIONS)              INTEREST RATE
- - ---------------------------------------------------------------------------------------------------------
 Fixed rate debt
       Conventional mortgage financings                                $136.5                      6.45%
       Mortgage notes payable to The Irvine Company                      51.8                      5.75%
       Tax-exempt mortgage bond financings                              331.8                      5.75%
       Tax-exempt assessment district debt                                6.1                      6.86%
- - ---------------------------------------------------------------------------------------------------------
             Total fixed rate debt                                      526.2                      5.94%
- - ---------------------------------------------------------------------------------------------------------
 Variable rate debt
        Line of credit                                                   30.0                      7.24%
        Tax-exempt assessment district debt                              16.4                      3.65%
- - ---------------------------------------------------------------------------------------------------------
             Total variable rate debt                                    46.4                      5.97%
- - ---------------------------------------------------------------------------------------------------------
             Total debt                                                $572.6                      5.95%
- - ---------------------------------------------------------------------------------------------------------

DEBT: The Company's conventional and tax-exempt mortgage debt bears interest at fixed interest rates, or variable rates that have been effectively fixed through interest rate swap agreements. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of the Offering in December 1993 through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity. A buy-down agreement relating to $13.1 million of conventional mortgage debt expired on January 1, 1996, when the fixed rate increased from 5.29% to 7.75%. The weighted average effective interest rate on the Company's debt, including the non-cash charges of amortization of deferred financing costs, was 6.41% at March 31, 1996.

OPERATING ACTIVITIES: Cash flow provided by operating activities was $19.4 million for the first quarter of 1996 and $17.2 for the first quarter of 1995. Cash provided by operating activities increased in 1996 primarily due to higher revenues.

INVESTING ACTIVITIES: Cash flow used in investing activities was $13.8 million and $30.6 million for the first quarters of 1996 and 1995, respectively. This decrease resulted from a reduction in development activity as construction on five apartment communities begun in 1994 neared completion (see Capital Expenditures below.)

FINANCING ACTIVITIES: Cash flow (used in) provided by financing activities was ($6.9) million and $11.3 million in the first quarters of 1996 and 1995, respectively. Net borrowings from lines of credit decreased to $8.0 million in 1996 from $22.6 million in 1995.

CAPITAL EXPENDITURES

CAPITAL REPLACEMENTS ON STABILIZED PROPERTIES: Expenditures for capital replacements on stabilized properties totaled $0.6 million and $0.5 million in the first quarters of 1996 and 1995, respectively. Average capital replacements per unit for stabilized properties were $54 and $41 per unit in the first quarter of 1996 and 1995, respectively. Expenditures for capital replacements during the remainder of 1996 are expected to be similar to 1995 levels. The Company has a policy of capitalizing expenditures related to new assets, acquisitions, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset's useful life. Capital replacements for the quarter ended March 31, 1996 were as follows:

                                                           TOTAL
 THREE MONTHS ENDED MARCH 31, 1996                 (IN THOUSANDS)    PER UNIT
- - ------------------------------------------------------------------------------
 Carpet replacements                                         $256          23
 Exterior painting, siding and stucco                           4           0
 Upgrades, renovations and major building items               103           9
 Appliances, water heaters and air conditioning               126          11
 Roofing, concrete and pavement                                11           1
 Equipment and other                                          115          10
- - ------------------------------------------------------------------------------
 Total                                                       $615         $54
- - ------------------------------------------------------------------------------


CAPITAL EXPENDITURES ON NEW DEVELOPMENT: The Company's major cash requirements in the next twelve months are expected to be for the construction of new apartment communities. At March 31, 1996, $202.4 million of capital expenditures had been incurred on apartment communities the Company began constructing in 1994. The remaining $4.1 million will be incurred by December 31, 1996. The Company began construction on one apartment community in 1995 and one in the first quarter of 1996. These two apartment communities will require total expenditures of approximately $58.4 million, of which $14.3 had been incurred at March 31, 1996. The Company plans to start three additional communities in 1996. Initial funding for these developments is expected to come from the Company's $175 million unsecured revolving credit facility.

LEASE-UP INFORMATION
Status at March 31, 1996

                                                                                  PERCENTAGE                  PERCENTAGE
                           TOTAL         UNITS     PERCENTAGE         UNITS     OF DELIVERED     UNITS      OF DELIVERED
 APARTMENT COMMUNITY       UNITS     DELIVERED      DELIVERED      OCCUPIED   UNITS OCCUPIED     LEASED     UNITS LEASED
- - -------------------------------------------------------------------------------------------------------------------------
 Villa Coronado              513           483            94%           396              82%        414              86%
 Santa Rosa                  368           368           100%           299              81%        319              87%
 Santa Clara                 378           378           100%           279              74%        293              78%
 Rancho Monterey             436           323            74%           234              72%        260              80%
 Newport Ridge               512           298            58%           234              79%        291              98%
- - -------------------------------------------------------------------------------------------------------------------------
 Total                     2,207         1,850            84%         1,442              78%      1,577              85%
- - -------------------------------------------------------------------------------------------------------------------------


CONSTRUCTION INFORMATION
Status at March 31, 1996

                                                                                               ESTIMATED           TOTAL
                                                                          COMMENCEMENT           INITIAL       ESTIMATED
     APARTMENT                                              COMMENCEMENT    OF LEASING        STABILIZED           COSTS
     COMMUNITY                 VILLAGE, CITY     UNITS   OF CONSTRUCTION      ACTIVITY         OCCUPANCY    (IN MILLIONS)
- - --------------------------------------------------------------------------------------------------------------------------
 Villa Coronado           Westpark I, Irvine       513              6/94         12/94            2Q '96           $44.2
 Santa Rosa              Westpark II, Irvine       368              6/94          2/95            2Q '96            31.2
 Santa Clara             Westpark II, Irvine       378              9/94          3/95            3Q '96            35.2
 Rancho Monterey        Tustin Ranch, Tustin       436              9/94          5/95            4Q '96            41.1
 Newport Ridge                Newport Ridge,
                              Unincorporated       512             12/94          7/95            4Q '96            54.8
 Baypointe                    Newport North,
                               Newport Beach       300             11/95        1Q '97            4Q '97            33.4
 Santa Maria             Westpark II, Irvine       227              3/96        1Q '97            4Q '97            25.0
- - --------------------------------------------------------------------------------------------------------------------------
 Total                                           2,734                                                            $264.9
- - --------------------------------------------------------------------------------------------------------------------------


ADDITIONAL PROJECTED 1996 STARTS
Status at March 31, 1996

                                                                                                       Total
                                                                                  Estimated        Estimated
                                                             Estimated         Commencement            Costs
 Apartment Community                      Village, City          Units      of Construction    (in millions)
- - -------------------------------------------------------------------------------------------------------------
 The Colony                Newport Center, Newport Beach           245               2Q '96              $42
 Santa Rosa II                       Westpark II, Irvine           210               4Q '96               26
 Rancho Santa Fe                    Tustin Ranch, Tustin           350               4Q '96               39
- - -------------------------------------------------------------------------------------------------------------
 Total                                                             805                                  $107
- - -------------------------------------------------------------------------------------------------------------

THE TIMING OF COMMENCEMENT AND COMPLETION OF CONSTRUCTION AND INITIAL STABILIZED OCCUPANCY, NUMBER OF UNITS, AND ESTIMATED COSTS OF APARTMENT COMMUNITIES THAT ARE IN DEVELOPMENT OR ARE EXPECTED TO BE DEVELOPED ARE ONLY ESTIMATES. ACTUAL RESULTS WILL DEPEND ON NUMEROUS FACTORS, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY.

THESE INCLUDE THE EXTENT AND TIMING OF ECONOMIC GROWTH IN THE COMPANY'S RENTAL MARKETS; FUTURE TRENDS IN THE PRICING OF CONSTRUCTION MATERIALS AND LABOR; ENTITLEMENT DECISIONS BY LOCAL GOVERNMENT AUTHORITIES; AND CHANGES IN INTEREST RATE LEVELS. NO ASSURANCE CAN BE GIVEN THAT THE TIMING, NUMBER OF UNITS, OR ESTIMATES SET FORTH IN THE FOREGOING TABLES WILL NOT VARY SUBSTANTIALLY FROM ACTUAL RESULTS. THE COMPANY HAS MADE NO COMMITMENTS TO BUILD THE PROJECTED ADDITIONAL 1996 CONSTRUCTION STARTS AND NO ASSURANCE CAN BE MADE THAT SUCH PROPERTIES WILL BE ACQUIRED OR BUILT.

IMPACT OF INFLATION

The Company's business is affected by general economic conditions, including the impact of inflation and interest rates. Substantially all of the company's leases allow, at time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. Substantially all leases are for a period of one year or less. The short-term nature of these leases generally serves to minimize the risk to the Company of the adverse effects of inflation. For construction, the Company has entered into various contracts for the development and construction of new apartment communities. These are fixed-fee contracts and thus partially insulate the Company from inflationary risk.

FUNDS FROM OPERATIONS

The Company considers funds from operations ("FFO") as a useful measure of performance of an equity REIT. The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Other REIT's may not use this definition of FFO. FFO should be examined in conjunction with net income as presented in the Company's consolidated financial statements and footnotes thereto. FFO should not be considered an alternative to net income as an indication of the Company's performance and is not indicative of cash available to fund all cash flow needs. FFO does not represent cash flows from operating, investing or financing activities as defined by generally accepted accounting principles.

CALCULATION OF FFO AND RECONCILIATION TO THE "OLD" DEFINITION OF FFO (a) (unaudited, in thousands)

 QUARTER ENDED MARCH 31,                                              1996        1995
- - ---------------------------------------------------------------------------------------
 Net income                                                         $3,947      $2,102
 Minority interest                                                   4,741       1,705
 Depreciation and amortization of real estate assets                 6,602       5,375
- - ---------------------------------------------------------------------------------------
 FFO (a)                                                            15,290       9,182
- - ---------------------------------------------------------------------------------------
 Amortization of deferred financing costs related to
  adjustment of interest rates to market at IPO:
      Tax-exempt debt                                                    0       3,069
      Conventional debt                                                527         594
 Amortization of loan origination and other costs                      135         412
 Depreciation and amortization of non-real estate assets                16          12
- - ---------------------------------------------------------------------------------------
                                                                       678       4,087
- - ---------------------------------------------------------------------------------------
 "OLD" FFO (a)                                                     $15,968     $13,269
- - ---------------------------------------------------------------------------------------
 Average shares outstanding (b)                                    $37,383      30,363
=======================================================================================


Footnotes:

(a) Funds from Operations (FFO) is calculated according to the new NAREIT definition which the company adopted in 1996. "Old" FFO assumes a calculation methodology used by NAREIT through 1995.

(b)   Assumes conversion into common stock of Operating Partnership units.

SUPPLEMENTAL INFORMATION

The following section provides supplemental operating information. The information is unaudited and is provided as a supplement to the accompanying financial statements and management's discussion and analysis. It should be read in conjunction with the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1995. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

                       IRVINE APARTMENT COMMUNITIES, INC.
                            SELECTED OPERATING DATA
                                  (unaudited)



 QUARTER ENDED MARCH 31,                                      1996      1995   Variance
- - ----------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------
     UNIT DATA
- - ----------------------------------------------------------------------------------------

     Average rentable units during the period               13,028    11,385     1,643

     Rentable units at the end of the period                13,184    11,479     1,705

     Average units in stabilized properties during
       the period                                           11,334    11,334         0

- - ----------------------------------------------------------------------------------------
     STABILIZED COMMUNITIES - FINANCIAL DATA (a)
- - ----------------------------------------------------------------------------------------

     Average physical occupancy                               94.3%     95.1%     (0.8%)

     Average economic occupancy (rental revenue
       divided by gross scheduled rent (b))                   93.4%     94.5%     (1.1%)

     Average monthly gross scheduled rent per unit          $1,000      $991        $9

     Average monthly property operating and
       maintenance expense plus property management
       fees per average rentable unit                         $236      $246       $10

     Rental and other income - in thousands                $32,495   $32,460       $35

     Property operating and maintenance expense plus
       property management fees - in thousands              $8,011    $8,372      $361

     Real estate tax expense - in thousands                 $2,823    $2,980      $157

     Net operating income - in thousands                   $21,661   $21,108      $553

     Gross operating margin (ratio of net operating
       income to rental and other income)                     66.7%     65.0%      1.7%

     Capital expenditures per unit                             $54       $41      ($13)

- - ----------------------------------------------------------------------------------------
     LEASE-UP COMMUNITIES - FINANCIAL DATA
- - ----------------------------------------------------------------------------------------

     Rental and other income - in thousands                 $4,491       $88

     Property operating and maintenance expense plus
       property management fees - in thousands                $857       $48

     Real estate tax expense - in thousands                   $546        $9

     Net operating income - in thousands                    $3,088       $31

     Gross operating margin (ratio of net operating
       income to rental and other income)                     68.8%     35.2%

     Units delivered in the period                             408       121

     Cumulative units delivered at the end of the period     1,850       145

     Units occupied at the end of the period                 1,442        47

     Average units occupied during the period                1,303        26


- - ----------------------------------------------------------------------------------------

 Footnotes:

 (a) Financial results are for stabilized communities which include 43 properties totaling 11,334 units for comparable periods of 1996 and 1995.

 (b) Gross scheduled rent represents rental revenue plus vacant units at market rent.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

  Not applicable.

ITEM 2.    CHANGE IN SECURITIES.

  Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

  Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

ITEM 5.    OTHER INFORMATION.

  Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits:

           27      Financial Data Schedule

  (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       IRVINE APARTMENT COMMUNITIES, INC.



Date:  May 13, 1996            By: /s/ RICHARD E. MORAN JR.
                                   ---------------------------
                                   Richard E. Moran Jr.
                                   Executive Vice President,
                                   Chief Financial Officer and Secretary

                               By: /s/ SHAWN HOWIE
                                   ---------------------------
                                   Shawn Howie
                                   Vice President and Controller
                                   (Principal Accounting Officer)