Form 10-Q
period 1996-06-30
IRVINE APARTMENT COMMUNITIES INC
filed 1996-08-13
CIK 912084

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Period Ended JUNE 30, 1996.

                                       or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _____ to _____.

                         Commission File Number: 1-12478

                       IRVINE APARTMENT COMMUNITIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

        Maryland                                        33-0698698
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time as required), and
(2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $0.01 Par Value - 18,477,451 shares as of August 8, 1996.

                       IRVINE APARTMENT COMMUNITIES, INC.
                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of June 30, 1996
                  and December 31, 1995                                                           1

                  Consolidated Statements of Operations for the six months
                  and three months ended June 30, 1996 and 1995                                   2

                  Consolidated Statements of Changes in Shareholders' Equity
                  for the six months ended June 30, 1996 and 1995                                 3

                  Consolidated Statements of Cash Flows for the six months
                  ended June 30, 1996 and 1995                                                    4

                  Notes to Consolidated Financial Statements                                      5

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                       8

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                              17

Item 2.           Changes in Securities                                                          17

Item 3.           Defaults upon Senior Securities                                                17

Item 4.           Submission of Matters to a Vote of Shareholders                                17

Item 5.           Other Information                                                              18

Item 6.           Exhibits and Reports on Form 8-K                                               18

                  SIGNATURES                                                                     19

PART I - FINANCIAL INFORMATION

ITEM 1.

                       Irvine Apartment Communities, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,              December 31,
(in thousands, except per share amounts)                                                   1996                    1995
===========================================================================================================================
                                                                                        (unaudited)
ASSETS
Real estate assets, at cost
       Land                                                                              $ 173,166               $ 163,169
       Buildings and improvements                                                          825,361                 768,737
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                           998,527                 931,906
       Accumulated depreciation                                                           (205,601)               (192,106)
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                           792,926                 739,800
       Under development, including land                                                    37,898                  73,727
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                           830,824                 813,527
Cash and cash equivalents                                                                    4,290                   4,392
Restricted cash                                                                              1,659                   1,181
Deferred financing costs                                                                    21,494                  22,814
Other assets                                                                                10,268                  11,316
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 868,535               $ 853,230
===========================================================================================================================
LIABILITIES
Mortgages and notes payable
       Line of credit                                                                    $  43,000               $  22,000
       Tax-exempt mortgage bond financings                                                 330,956                 332,602
       Conventional mortgage financings                                                    135,938                 136,960
       Mortgage notes payable to The Irvine Company                                         51,624                  52,011
       Tax-exempt assessment district debt                                                  21,873                  19,713
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                           583,391                 563,286
Accounts payable and accrued liabilities                                                    22,691                  20,254
Security deposits                                                                            5,763                   5,124
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                           611,845                 588,664
MINORITY INTEREST                                                                          104,994                 109,133
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 10,000 shares authorized;
       no shares issued or outstanding
Common stock, par value $0.01 per share; 150,000 shares authorized;
       16,987 shares and 16,975 shares issued and outstanding, respectively                    170                     170
Excess stock, par value $0.01 per share; 160,000 shares authorized;
       no shares issued or outstanding
Additional paid-in capital                                                                 170,961                 170,747
Retained earnings (deficit)                                                                (19,435)                (15,484)
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                           151,696                 155,433
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 868,535               $ 853,230
===========================================================================================================================

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                       Irvine Apartment Communities, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Six Months Ended June 30,      Three Months Ended June 30,
                                                           -----------------------------   -----------------------------
(unaudited, in thousands, except per share amounts)              1996           1995            1996           1995
========================================================================================================================
REVENUES
Rental income                                                    $ 74,430       $ 64,597        $ 38,012       $ 32,515
Other income                                                        1,440          1,040             872            574
Interest income                                                       186            117              83             81
- ------------------------------------------------------------------------------------------------------------------------
                                                                   76,056         65,754          38,967         33,170
- ------------------------------------------------------------------------------------------------------------------------
EXPENSES
Property operating and maintenance                                 16,212         15,311           8,407          7,819
Real estate taxes                                                   6,695          5,940           3,326          2,951
Property management fees                                            2,168          1,883           1,105            955
Interest expense, net                                              15,092         12,669           7,790          6,192
Amortization of deferred financing costs                            1,320          7,051             658          2,976
Depreciation and amortization                                      13,557         10,911           6,939          5,524
General and administrative                                          3,168          2,924           1,586          1,495
- ------------------------------------------------------------------------------------------------------------------------
                                                                   58,212         56,689          29,811         27,912
- ------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM AND MINORITY INTEREST             17,844          9,065           9,156          5,258
Extraordinary item - charge related to debt extinguishment                        23,427                         23,427
- ------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE MINORITY INTEREST IN INCOME                   17,844        (14,362)          9,156        (18,169)
Minority interest in income (loss)                                  9,739        (15,681)          4,998        (17,386)
========================================================================================================================
NET INCOME (LOSS)                                                $  8,105       $  1,319        $  4,158       ($   783)
========================================================================================================================
SHARE DATA:
Weighted average number of shares outstanding                      16,981         11,800          16,986         11,800
Income after minority interest and before
   extraordinary item per share                                  $   0.48       $   0.38        $   0.24       $   0.11
Net income per share                                             $   0.48       $   0.11        $   0.24       ($  0.07)
Cash dividends declared and paid per share                       $  0.710       $  0.680        $  0.355       $  0.340
========================================================================================================================

See accompanying notes.

                       Irvine Apartment Communities, Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                           Six Months Ended June 30,
(unaudited, in thousands, except per share amounts)                                                             1996       1995
====================================================================================================================================
COMMON STOCK, PAR VALUE $0.01 PER SHARE
Balance at beginning of period                                                                                  $170      $118
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                        $170      $118
====================================================================================================================================
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                                                                              $170,747   $87,345
   Proceeds from dividend reinvestment and additional cash investment plans                                       14
   Stock awards issued                                                                                           200
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                    $170,961   $87,345
====================================================================================================================================
RETAINED EARNINGS (DEFICIT)
Balance at beginning of period                                                                              ($15,484)  ($5,710)
   Net income                                                                                                  8,105     1,319
   Distributions to shareholders                                                                             (12,056)   (8,024)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                    ($19,435) ($12,415)
====================================================================================================================================

====================================================================================================================================
TOTAL SHAREHOLDERS' EQUITY                                                                                  $151,696   $75,048
====================================================================================================================================
SHARES OF COMMON STOCK OUTSTANDING
Balance at beginning of period                                                                                16,975    11,800
   Additional shares issued under the dividend reinvestment and additional cash investment plans                   2
   Stock awards issued                                                                                            10
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                      16,987    11,800
====================================================================================================================================

See accompanying notes.

                       Irvine Apartment Communities, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Six Months Ended June 30,
(unaudited, in thousands)                                                                 1996                1995
===================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $8,105              $1,319
Adjustments to reconcile net income to net cash provided by operating activities:
     Extraordinary item - charge related to debt extinguishment                                             23,427
     Amortization of deferred financing costs                                            1,320               7,051
     Depreciation and amortization                                                      13,557              10,911
     Minority interest in income (loss)                                                  9,739             (15,681)
     Increase (decrease) in cash attributable to changes in assets and liabilities:
         Restricted cash                                                                  (478)                (51)
         Other assets                                                                      965              (3,828)
         Accounts payable and accrued liabilities                                        1,841               2,665
         Security deposits                                                                 639                 281
- --------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                               35,688              26,094
- --------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets                                    (1,892)             (1,455)
Investment in real estate assets, net of construction payables                         (24,653)            (65,831)
- --------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                  (26,545)            (67,286)
- --------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit                                                        54,900              88,544
Payments on lines of credit                                                            (33,900)            (23,400)
Proceeds from tax-exempt mortgage bond financings                                                          334,190
Payments on tax-exempt mortgage bond financings                                         (1,646)           (326,938)
Principal payments on mortgage notes payable                                            (1,130)             (1,043)
Principal payments on notes payable to The Irvine Company                                 (387)               (365)
Principal payments and refinancing on assessment district liens                           (611)               (105)
Deferred financing costs                                                                                    (9,237)
Proceeds from dividend  reinvestment and additional cash investment plans                   77
Distributions to The Irvine Company                                                    (14,492)            (12,658)
Distributions to shareholders                                                          (12,056)             (8,024)
- --------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities                                     (9,245)             40,964
- --------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (102)               (228)
Cash and Cash Equivalents at Beginning of Period                                         4,392               3,468
- --------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $4,290              $3,240
====================================================================================================================
Supplemental Disclosure of Cash Flow Information
     Interest paid, net of amounts capitalized                                         $15,087             $11,200
     Tax-exempt assessment district debt assumed                                        $2,771              $4,184
====================================================================================================================

See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Irvine Apartment Communities, Inc. (the "Company") was incorporated in Delaware on September 10, 1993. On May 2, 1996, the Company changed its state of incorporation from Delaware to Maryland. The Company operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. At June 30, 1996 the Company had a 45.4% general partnership interest in and was the sole managing general partner of Irvine Apartment Communities, L.P. (the "Operating Partnership") which began operations as of December 8, 1993, the date of the Company's initial public offering of common stock (the "Offering"). In connection with the Offering, The Irvine Company (the "Limited Partner") transferred 42 apartment communities and a 99% interest in a limited partnership which owned one apartment community to the Operating Partnership. At June 30, 1996, The Irvine Company had a 54.6% limited partnership interest in the Operating Partnership. The Operating Partnership's management and operating decisions are under the unilateral control of the Company.

The Company is a self-administered equity REIT engaged in the operation and development of apartment communities in Orange County, California. As of June 30, 1996 the Operating Partnership owned 50 properties containing 13,411 operating apartment units and had 657 units under construction (collectively, the "Properties"). Until July 31, 2020, the Company has the exclusive right, but not the obligation, to acquire land from The Irvine Company for development of additional apartment communities on the Irvine Ranch.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain amounts in the 1995 financial statements have been reclassified to conform with financial statements presentations in 1995.

NOTE 2 - EQUITY

Shelf Registration Statement: On May 8, 1995 the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $250 million of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and debt securities. The Company plans to use the proceeds raised from any securities issued under the shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. As discussed in the Annual Report on Form 10-K for the year ended December 31, 1995, on August 8, 1995, common stock totaling $89.3 million was sold under the shelf registration. Pursuant to the shelf registration statement, on July 3, 1996 the Company completed the sale of 1.49 million shares of common stock at $20.125 per share. The proceeds from this offering of $30.0 million, together with proceeds from the sale of newly issued limited partnership units to The Irvine Company (see Note 3), totaled $60.0 million. Proceeds were used to repay $43 million indebtedness outstanding under the revolving line of credit and the remaining proceeds will be used to fund ongoing development programs and for general corporate purposes. Following the completion of the transaction on July 3, 1996, the Company had a 45.7% general partnership interest and The Irvine Company had a 54.3% limited partnership interest in the Operating Partnership. Current availability under the shelf registration statement is $130.7 million.

The Company paid cash dividends of $0.355 per common share on February 29, 1996 and May 31, 1996. On July 30, 1996, the Company declared a cash dividend of $0.365 per common share that is payable on August 30, 1996.

The computation of primary earnings per share is based on a weighted average of 16,981,342 shares of common stock outstanding during the six months ended June 30, 1996. The weighted average number of shares excludes the effect of the conversion of Operating Partnership units into shares. Such a conversion would increase the weighted average number of shares outstanding to 37,397,047 for the six months ended June 30, 1996.

NOTE 3 - CERTAIN TRANSACTIONS WITH RELATED PARTIES

Included in general and administrative expenses are charges from the Limited Partner pursuant to an administrative service agreement covering services for risk management, income taxes and other services of $53,000 for the first six months of 1996 and $25,000 for the three months ended June 30, 1996. The amounts for the corresponding periods in 1995 were $53,000 and $23,000, respectively. In addition, the Company incurred rent totaling $155,000 in the first half of 1996 and $78,000 in the three months ended June 30, 1996 related to leases with the Limited Partner that expire in 1996 and 1998. These amounts for the corresponding periods in 1995 were $108,000 and $59,000, respectively. For the six months ended June 30, 1996 the Limited Partner contributed $42,000, or the maximum allowable under the dividend reinvestment and additional cash investment plan.

In March 1996 the Company acquired a land site for $3.3 million from The Irvine Company for the development of 227 rental units, pursuant to the Land Rights Agreement between the Company and The Irvine Company. The Company's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement as discussed in the Annual Report on Form 10-K for the year ended December 31, 1995. As partial financing for the acquisition of the site, the Company elected to assume $2.8 million in tax-exempt assessment district debt. This debt represents a lien on the property resulting from debt issued by municipal government authorities to finance the construction of infrastructure. The debt obligations are repaid through annual assessments. The balance of the purchase price was paid through the issuance of 28,358 additional limited partnership units in the Operating Partnership to The Irvine Company.

On July 29, 1996 the Company acquired a land site for $3.5 million from The Irvine Company for the development of 245 rental units pursuant to the Land Rights Agreement between the Company and The Irvine Company. The Company's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement as discussed in the Annual Report on Form 10-K for the year ended December 31, 1995. Of the purchase price, $2.4 million was paid through the issuance of 115,544 additional limited partnership units in the Operating Partnership to The Irvine Company.

Concurrent with the Company's common stock offering on July 3, 1996 (see Note
2), The Irvine Company, pursuant to its rights under the Operating Partnership agreement, purchased 1.49 million limited partnership units at a price equal to the pubic offering price of $20.125 per common share of stock, or a total of $30.0 million. These units are exchangeable for common stock on a one-for-one basis, subject to adjustment and certain limitations.

One of the Company's directors is chairman of a bank which participates in the Company's line of credit. Based on the bank's percentage participation in the credit facility, the Company estimates that the amount of interest and fees paid to the bank totaled $170,000 and $113,000 in the first half of 1996 and the three months ended June 30, 1996, respectively. Interest and fees for the corresponding periods in 1995 were $140,000 and $102,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with all the financial statements appearing elsewhere in this report, as well as the information presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain information set forth below is forward looking and involves various risks and uncertainties. Such information is based upon a number of estimates and assumptions that inherently are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995.

The Company's income before extraordinary item and minority interest was $9.2 million for the three months ended June 30, 1996, up from $5.3 million for the same period of 1995. Net operating income (total revenue less interest income, property operating and maintenance expenses, real estate taxes and management fees) rose to $26.0 million in the second quarter of 1996 from $21.4 million in the same period of 1995. The improvement was due to the contribution of newly delivered rental units from the Company's development program, as well as an increase in the gross operating margin of its stabilized portfolio achieved primarily through cost reductions in property operating and maintenance expenses (see Selected Operating Data on page 16).

OPERATING REVENUES (rental and other property income) increased to $38.9 million in the second quarter of 1996, up from $33.1 million in the same period of 1995. Operating revenues rose largely as a result of the contribution of newly delivered rental units from five properties in their lease-up phase. These new units added $5.7 million to operating revenues in the second quarter of 1996 compared to $0.5 million in the second quarter of 1995. Within the Company's stabilized portfolio, operating revenues for the period increased 1.9% from the second quarter of 1995, as a result of improvement in average monthly rental rates, higher non-rental income, and a rise in physical occupancy to 95.2% from 94.6% in the second quarter of 1995. Average monthly rental rates increased to $1,001 in the second quarter of 1996 from $992 in the year-earlier quarter.

OPERATING EXPENSES (property operating and maintenance expenses, property management fees and real estate taxes) increased to $12.8 million in the second quarter of 1996 from $11.7 million in the second quarter of 1995. This increase reflects the added expenses of newly delivered rental units from five lease-up properties. Operating expenses in the stabilized portfolio decreased by $0.5 million to $10.9 million in the second quarter of 1996 from $11.4 million a year ago. Over the past two years, the Company has achieved sustained reductions in its per unit operating expenses through aggressive bidding of external service and purchase contracts and a series of initiatives to enhance the efficiency of customer service and property maintenance operations. In the second quarter of 1996, average monthly operating expenses per unit excluding real estate taxes decreased to $244 from $251 in the second quarter of 1995. Primarily as a result of these cost reductions, the Company's gross margin on its stabilized portfolio increased to 67.0% in the second quarter of 1996 from 64.8% in the same quarter of 1995. Lease-up properties added $1.9 million to operating expenses in 1996 compared to $0.3 million in the same period of 1995. Real estate taxes increased in 1996 due to the addition of rental units in lease-up properties, partially offset by a small reduction in assessed values.

NET INTEREST EXPENSE increased to $7.8 million in the second quarter of 1996 from $6.2 million in the second quarter of 1995. The increase was largely due to a lower level of capitalized interest resulting from decreased construction activity. The Company capitalizes interest on projects actively under development using average qualifying asset balances and applicable weighted average interest rates. The average monthly qualifying asset balances for projects under development in the second quarter of 1996 and 1995 were approximately $33.5 million and $97.0 million, respectively. Interest capitalized totaled $0.7 million in the second quarter of 1996 compared to $1.9 million in the second quarter of 1995. Interest incurred was $8.5 million in the second quarter of 1996 compared to $8.1 million in the second quarter of 1995.

AMORTIZATION OF DEFERRED FINANCING COSTS decreased to $0.7 million in the second quarter of 1996 from $3.0 million in the second quarter of 1995. In May 1995, the company refinanced all of its tax-exempt mortgage debt and eliminated the related deferred financing costs through an extraordinary charge of $23.4 million.

DEPRECIATION AND AMORTIZATION EXPENSE increased to $6.9 million in the second quarter of 1996, up from $5.5 million in the second quarter of 1995. This increase reflects the completion and delivery of newly developed rental units from the Company's lease-up properties.

GENERAL AND ADMINISTRATIVE EXPENSE modestly increased to $1.6 million in the second quarter of 1996, up from $1.5 million in the second quarter of 1995 as a result of increased staff.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.

The Company's income before extraordinary item and minority interest was $17.8 million in the first half of 1996, up from $9.1 million in the first half of 1995. Net operating income (total revenue less interest income, property operating and maintenance expenses, real estate taxes and management fees) rose to $50.8 million in the first half of 1996 from $42.5 million in the first half of 1995.

The Company's financial results improved in the first half of 1996 due to the contribution of newly delivered rental units from its development program, as well as an increase in the gross operating margin of its stabilized portfolio achieved primarily through cost reductions in property operating and maintenance expenses (see Selected Operating Data on page 16.)

OPERATING REVENUES (rental and other property income) increased to $75.9 million in the first half of 1996, up from $65.6 million in the first half of 1995. Operating revenues rose largely as a result of the contribution of newly delivered rental units from five properties in their lease-up phase. These new units added $10.2 million to operating revenues in the first half of 1996 compared to $0.6 million in the same period of 1995. Within the Company's stabilized portfolio, operating revenues increased 1.0% in the first half of 1996, as modest increases in rental rates and other income were largely offset by a decline in average physical occupancy to 94.7% from 94.9% in the first half of 1995. Average monthly rental rates increased 0.9% to $1,001 in the first half of 1996, up from $992 in the year-earlier period.

OPERATING EXPENSES (property operating and maintenance expenses, property management fees and real estate taxes) increased to $25.1 million in the first half of 1996 from $23.1 million in the first half of 1995. This increase reflects the added expenses of newly delivered rental units from five lease-up properties. Operating expenses in the stabilized portfolio decreased by $1.0 million to $21.8 million in 1996 from $22.8 million in the first half of 1995. Over the past two years, the Company has achieved sustained reductions in its per-unit operating expenses through aggressive bidding of external service and purchase contracts and a series of initiatives to enhance the efficiency of customer service and property maintenance operations. In the first half of 1996, average monthly operating expenses per rental unit excluding real estate taxes decreased to $240 from $249 in the first half of 1995. Primarily as a result of these cost reductions, the Company's gross margin on its stabilized portfolio increased to 66.8% in the first half of 1996 from 64.9% in the first half of 1995. Lease-up properties added $3.3 million to operating expenses in 1996 compared to $0.3 million in the same period of 1995. Real estate taxes totaled $6.7 million in the first half of 1996 and $5.9 million in the first half of 1995. These taxes increased in 1996 due to the addition of rental units from lease-up properties, partially offset by a small reduction in assessed values.

NET INTEREST EXPENSE increased to $15.1 million in the first half of 1996 from $12.7 million in the first half of 1995. The increase was largely due to a lower level of capitalized interest from decreased construction activity. The Company capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates. The average monthly qualifying asset balance for projects under development in the first half of 1996 and 1995 were approximately $42.9 million and $85.7 million, respectively. Interest capitalized totaled $1.6 million in 1996 compared to $3.5 million in the first half of 1995. Interest incurred was $16.7 million in the first half of 1996 compared to $16.2 million in the first half of 1995 primarily due to higher average interest costs on the Company's tax-exempt debt, offset by a lower average level of credit line borrowings.

AMORTIZATION OF DEFERRED FINANCING COSTS decreased to $1.3 million in the first half of 1996 from $7.1 million in the first half of 1995. In May 1995, the Company refinanced all of its tax-exempt mortgage debt and eliminated the related deferred financing costs through an extraordinary charge of $23.4 million.

DEPRECIATION AND AMORTIZATION EXPENSE increased to $13.6 million in the first half of 1996, up from $10.9 million in the first half of 1995. This increase reflected the completion and delivery of newly developed rental units from the Company's lease-up properties.

GENERAL AND ADMINISTRATIVE EXPENSE modestly increased to $3.2 million in the first half of 1996, up from $2.9 million in the first half of 1995 as a result of increased staff.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that cash provided by operations will be adequate to meet both operating requirements and payment of distributions by the Company in accordance with REIT requirements in both the short and long term.

LIQUIDITY: The Company expects to meet its long-term liquidity requirements, such as construction, scheduled debt maturities and possible property acquisitions, through the issuance or refinancing of long-term debt, borrowings from financial institutions, or the issuance of additional equity securities of the Company and/or Operating Partnership units. The Operating Partnership has a $175 million unsecured credit facility. The facility is used primarily to finance an ongoing rental property development program. Availability under the credit facility increased from $132 million on June 30, 1996 to $175 million on July 31, 1996. On July 1, 1996, the revolving credit agreement was amended to reduce the interest rate to Eurodollar plus 1.5%.

ADDITIONAL EQUITY: Pursuant to the Company's shelf registration statement, on July 3, 1996 the Company completed the sale of 1.49 million shares of common stock at $20.125 per share. The proceeds from this offering of $30.0 million, together with proceeds from the sale of newly issued limited partnership units to The Irvine Company (see Note 3 to financial statements), totaled $60.0 million. Proceeds were used to repay $43 million of indebtedness outstanding under the revolving line of credit and the remaining proceeds will be used to fund ongoing development programs and for general corporate purposes. Current availability under the shelf registration statement is approximately $130.7 million.

DEBT STRUCTURE AT JUNE 30, 1996
                                                              DEBT        WEIGHTED    PRO FORMA (1)
                                                           BALANCE         AVERAGE     DEBT BALANCE
                                                     (IN MILLIONS)   INTEREST RATE    (IN MILLIONS)
- --------------------------------------------------          ------          ------           ------
Fixed rate debt
      Conventional mortgage financings                      $135.9            6.45%          $135.9
      Mortgage notes payable to The Irvine Company            51.6            5.75%            51.6
      Tax-exempt mortgage bond financings                    331.0            5.72%           331.0
      Tax-exempt assessment district debt                      5.6            6.27%             5.6
- --------------------------------------------------          ------          ------           ------
            Total fixed rate debt                            524.1            5.92%           524.1
- --------------------------------------------------          ------          ------           ------
Variable rate debt
       Line of credit                                         43.0            7.32%
       Tax-exempt assessment district debt                    16.3            4.58%            16.3
- --------------------------------------------------          ------          ------           ------
            Total variable rate debt                          59.3            6.57%            16.3
- --------------------------------------------------          ------          ------           ------
            Total debt                                      $583.4            5.98%          $540.4
- --------------------------------------------------          ------          ------           ------

(1) Pro forma assumes the July 3, 1996 additional equity transaction took place on June 30, 1996.

DEBT: The Company's conventional and tax-exempt mortgage debt bears interest at fixed interest rates, or variable rates that have been effectively fixed through interest rate swap agreements. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of the Company's December 1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity. The weighted average effective interest rate on the Company's debt, including the non-cash charges of amortization of deferred financing costs, was 6.44% at June 30, 1996.

OPERATING ACTIVITIES: Cash flow provided by operating activities was $35.7 million for the first half of 1996 and $26.1 million for the first half of 1995. Cash provided by operating activities increased in 1996 primarily due to higher revenues.

INVESTING ACTIVITIES: Cash flow used in investing activities was $26.5 million and $67.3 million in the first six months of 1996 and 1995, respectively. This decrease resulted from a reduction in development activity as construction on five apartment communities begun in 1994 neared completion (see Capital Expenditures below.)

FINANCING ACTIVITIES: Cash flow (used in) provided by financing activities was ($9.2) million and $41.0 million in the first six months of 1996 and 1995, respectively. Net borrowings from lines of credit decreased to $21.0 million in 1996 from $65.1 million in 1995.

CAPITAL EXPENDITURES

CAPITAL REPLACEMENTS ON STABILIZED PROPERTIES: Expenditures for capital replacements totaled $1.9 million and $1.5 million in the first half of 1996 and 1995, respectively. Average capital replacements per unit for stabilized properties were $167 and $128 per unit in the first half of 1996 and 1995, respectively. Expenditures for capital replacements during 1996 are expected to be similar to 1995 levels. The Company has a policy of capitalizing expenditures related to new assets, acquisitions, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset's useful life. Capital replacements were as follows:

                                                                             TOTAL
SIX MONTHS ENDED JUNE 30, 1996                                      (IN THOUSANDS)        PER UNIT
- ------------------------------------------------------------------          ------          ------
Carpet replacements                                                         $  675              60
Exterior painting, siding and stucco                                            71               6
Upgrades, renovations and major building items                                 344              30
Appliances, water heaters and air conditioning                                 338              30
Roofing, concrete and pavement                                                 171              15
Equipment and other                                                            293              26
- ------------------------------------------------------------------          ------          ------
Total                                                                       $1,892          $  167
- ------------------------------------------------------------------          ------          ------

CAPITAL EXPENDITURES ON NEW DEVELOPMENT: The Company's major cash requirements in the next twelve months are expected to be for the construction of new apartment communities. At June 30, 1996, capital expenditures on apartment communities the Company began constructing in 1994 had been substantially completed. In 1995 and 1996, the Company began construction on three additional apartment communities (Baypointe, Santa Maria and The Colony) that will require total expenditures of approximately $100 million, of which $25 million had been incurred at June 30, 1996. The Company expects to start two additional communities in 1996. Initial funding for these developments is expected to come from the $60 million of equity raised on July 3, 1996 (as discussed on page 11), and from the Company's $175 million unsecured revolving credit facility.

1994 STARTS - LEASE-UP INFORMATION

Status at June 30, 1996

                                                                                 PERCENTAGE             PERCENTAGE
                                 TOTAL       UNITS   PERCENTAGE       UNITS    OF DELIVERED    UNITS  OF DELIVERED
APARTMENT COMMUNITY              UNITS   DELIVERED    DELIVERED    OCCUPIED  UNITS OCCUPIED   LEASED  UNITS LEASED
- --------------------------       -----       -----       -----        -----       -----        -----       -----
Villa Coronado                     513         513         100%         455          89%         494          96%
Santa Rosa                         368         368         100%         346          94%         354          96%
Santa Clara                        378         378         100%         353          93%         373          99%
Rancho Monterey                    436         413          95%         341          83%         372          90%
Newport Ridge                      512         405          79%         365          90%         415         102%
- --------------------------       -----       -----       -----        -----       -----        -----       -----
Total                            2,207       2,077          94%       1,860          90%       2,008          97%
- --------------------------       -----       -----       -----        -----       -----        -----       -----

Villa Coronado, Santa Rosa and Santa Clara reached stabilized occupancy on July 31, 1996. The remaining two communities are expected to reach stabilized occupancy by year-end.

1995/1996 STARTS - NEW DEVELOPMENT

Status at June 30, 1996

                                                                                          ACTUAL OR              TOTAL
                                                                                          ESTIMATED          ESTIMATED
                                                                     ESTIMATED         COMMENCEMENT              COSTS
APARTMENT COMMUNITY                           VILLAGE, CITY              UNITS      OF CONSTRUCTION      (IN MILLIONS)
- ---------------               -----------------------------              -----               ------               ----
Baypointe                     Newport North, Newport Beach                 300               11/95                $ 33
Santa Maria                   Westpark II, Irvine                          227               3/96                   25
The Colony                    Newport Center, Newport Beach                245               7/96                   42
Santa Rosa II                 Westpark II, Irvine                          205               4Q '96                 25
Rancho Santa Fe               Tustin Ranch, Tustin                         317               4Q '96                 37
- ---------------               -----------------------------              -----               ------               ----
Total                                                                    1,294                                    $162
- ---------------               -----------------------------              -----               ------               ----

First delivery of apartment units at Baypointe and Santa Maria are expected later this year.

The timing of future commencement of construction, number of units, and estimated costs of apartment communities that are in development or are expected to be developed are only estimates. Actual results will depend on numerous factors, many of which are beyond the control of the Company. These include the extent and timing of economic growth in the Company's rental markets; future trends in the pricing of construction materials and labor; entitlement decisions by local government authorities; changes in interest rate levels; and other changes in capital markets. No assurance can be given that the timing, number of units, or estimates set forth in the foregoing table will not vary substantially from actual results. The Company has made no commitments to build the Santa Rosa II or Rancho Santa Fe and no assurance can be made that such properties will be acquired or built.

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

CALCULATION OF FFO AND RECONCILIATION TO THE "OLD" DEFINITION OF FFO (A) (unaudited, in thousands)

                                                          Six Months Ended June 30,         Three Months Ended June 30,
                                                          -------------------------        -----------------------------
                                                              1996            1995             1996                 1995
========================================================================================================================
Net income (loss)                                          $ 8,105          $1,319           $4,158               $(783)
Minority interest                                            9,739        (15,681)            4,998             (17,386)
Extraordinary item                                                          23,427                                23,427
Depreciation and amortization of real estate assets         13,495          10,887            6,893                5,512
- ------------------------------------------------------------------------------------------------------------------------
FFO (A)                                                     31,339          19,952           16,049               10,770
- ------------------------------------------------------------------------------------------------------------------------
Amortization of deferred financing costs related to
 adjustment of interest rates to market at IPO:
     Tax-exempt debt                                                         5,123                                 2,054
     Conventional debt                                       1,051           1,189              524                  595
Amortization of loan origination and other costs               269             739              134                  327
Depreciation and amortization of non-real estate assets         62              24               46                   12
- ------------------------------------------------------------------------------------------------------------------------
                                                             1,382           7,075              704                2,988
- ------------------------------------------------------------------------------------------------------------------------
"OLD" FFO (A)                                              $32,721         $27,027          $16,753              $13,758
- ------------------------------------------------------------------------------------------------------------------------
Average shares outstanding (b)                              37,397          30,474           37,411               30,583
========================================================================================================================

Footnotes:

(a) Funds from Operations (FFO) is calculated according to the new NAREIT definition which the Company adopted in 1996. "Old" FFO assumes a calculation methodology used by NAREIT through 1995.

(b)      Assumes conversion into common stock of Operating Partnership units.

SUPPLEMENTAL INFORMATION

The following section provides supplemental operating information. The information is unaudited and is provided as a supplement to the accompanying financial statements and management's discussion and analysis. It should be read in conjunction with the consolidated financial statements and footnotes thereto included in the annual report n Form 10-K for the year ended December 31, 1995. Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

                       IRVINE APARTMENT COMMUNITIES, INC.

                            SELECTED OPERATING DATA
                                  (unaudited)

                                                                      Six Months Ended June 30,          Three Months Ended June 30,
                                                                      -------------------------          ---------------------------
                                                                        1996              1995             1996                1995
====================================================================================================================================
UNIT DATA
- ------------------------------------------------------------------------------------------------------------------------------------
Average rentable units during the period                               13,176            11,469           13,323              11,536
Rentable units at the end of the period                                13,411            11,768           13,411              11,768
Average units in stabilized properties during the period               11,334            11,334           11,334              11,334
- ------------------------------------------------------------------------------------------------------------------------------------
STABILIZED COMMUNITIES - FINANCIAL DATA (A)
- ------------------------------------------------------------------------------------------------------------------------------------
Average physical occupancy                                              94.7%             94.9%            95.2%               94.6%
Average economic occupancy (rental revenue divided by gross
   scheduled rent (b))                                                  94.1%             94.6%            94.7%               94.6%
Average monthly gross scheduled rent per unit                          $1,001              $992           $1,001                $992
Average monthly property operating and maintenance expense plus
   property management fees per average rentable unit                    $240              $249             $244                $251
Rental and other income - in thousands                                $65,705           $65,050          $33,210             $32,592
Property operating and maintenance expense plus property
   management fees - in thousands                                     $16,309           $16,912           $8,298              $8,540
Real estate tax expense - in thousands                                 $5,473            $5,899           $2,650              $2,921
Net operating income - in thousands                                   $43,923           $42,239          $22,262             $21,131
Gross operating margin (ratio of net operating income to rental
   and other income)                                                    66.8%             64.9%            67.0%               64.8%
Capital expenditures per unit                                            $166              $128             $111                 $87
- ------------------------------------------------------------------------------------------------------------------------------------
LEASE-UP COMMUNITIES - FINANCIAL DATA
- ------------------------------------------------------------------------------------------------------------------------------------
Rental and other income - in thousands                                $10,165              $587           $5,674                $497
Property operating and maintenance expense plus property
   management fees - in thousands                                      $2,071              $282           $1,214                $234
Real estate tax expense - in thousands                                 $1,222               $41             $676                 $30
Net operating income - in thousands                                    $6,872              $264           $3,784                $233
Gross operating margin (ratio of net operating income to rental
   and other income)                                                    67.6%             45.0%            66.7%               46.9%
Units delivered in the period                                             635               410              227                 289
Cumulative units delivered at the end of the period                     2,077               434            2,077                 434
Units occupied at the end of the period                                 1,860               246            1,860                 246
Average units occupied during the period                                1,475                86            1,647                 146
====================================================================================================================================

Footnotes:
(a) Financial results are for stabilized communities which include 43 properties totaling 11,334 units for comparable periods of 1996 and 1995.

(b) Gross scheduled rent represents rental revenue plus vacant units at market rent.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.           CHANGE IN SECURITIES.

         On April 30, 1996, the Company's shareholders approved changing of the Company's state of incorporation from Delaware to Maryland. This reincorporation was accomplished through a merger (the "Merger") of Irvine Apartment Communities, Inc., a Delaware corporation, with and into the Company, with the Company being the surviving corporation. The Merger was consummated on May 2, 1996. As a result of the Merger, the Company adopted new Articles of Incorporation and Amended Bylaws.

         For a more complete description of the Merger and its effects, reference is made (i) to pages 8-17 of the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 30, 1996, filed as exhibit 22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and (ii) to pages 2-17 of the Company's Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on April 30, 1996.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

         On April 30, 1996 at the Annual Meeting of Shareholders, three directors were re-elected to the Board of Directors for a three-year term to expire at the 1999 Annual Meeting of Shareholders. Shareholders voted to elect all three nominees, voting as follows:

                                               Total Vote For               Total Vote Withheld
                                               Each Director                From Each Director
                                               --------------               -------------------
         Donald Bren                           13,907,834                   83,544
         John F. Grundhofer                    13,907,404                   83,974
         Bowen H. McCoy                        13,940,894                   50,484

         Also at the 1996 Annual Meeting of Shareholders, shareholders approved the Company's reincorporation in the state of Maryland, with 9,414,784 shares voting in favor of the reincorporation and 527,344 shares voting against the reincorporation. A more complete description of the reincorporation is included in Item 2 above. In addition, shareholders approved the Company's 1996 Long-Term Stock Incentive Plan, with 6,201,937 shares voting in favor of the 1996 Long-Term Stock Incentive Plan and 3,514,571 shares voting against such plan.

ITEM 5.           OTHER INFORMATION.

         On May 2, 1996, the Company changed its state of incorporation from Delaware to Maryland. This reincorporation was accomplished via the Merger. For a more complete description of the Merger, see Item 2 above.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

2.1 Agreement and Plan of Merger dated as of March 20, 1996 between the Company and Irvine Apartment Communities, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on April 30, 1996 (the "Form 8-B"))

3.1 Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 of the Form 8-B)

3.1.1 Articles of Merger dated May 2, 1996 between the Company and the Delaware Company (incorporated by reference to Exhibit 14 of Amendment No. 5 to Schedule 13D filed on July 15, 1996 by The Irvine Company, TIC Investment Company A, TIC Investment Company C and Donald L. Bren)

3.2 Amended Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Form 8-B)

10.1.4 Amendment No. 4 to the Agreement of Limited Partnership of Irvine Apartment Communities, L.P. (the "Operating Partnership Agreement") (incorporated by reference to Exhibit 10.1.4 of the Form 8-B)

10.1.5 Amendment No. 5 to the Operating Partnership Agreement (incorporated by reference to Exhibit 10.1.5 of the Form 8-B)

10.4 Miscellaneous Rights Agreement among the Company and the persons named therein (incorporated by reference to Exhibit 10.4 of the Form 8-B)

10.6.3 Amendment No. 3 to the Exclusive Land Rights and Non-Competition Agreement (incorporated by reference to Exhibit 10.6.3 of the Form 8-B)

10.14 Irvine Apartment Communities, Inc. 1996 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.14 of the Form 8-B)

27 Financial Data Schedule (only included in electronically-filed document)

         (b)      Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  IRVINE APARTMENT COMMUNITIES, INC.

Date:    August 13, 1996               By: /s/ Richard E. Moran Jr.
                                          ------------------------
                                          Richard E. Moran Jr.
                                          Executive Vice President,
                                          Chief Financial Officer and Secretary

                                       By: /s/ Shawn Howie
                                          ------------------------
                                          Shawn Howie
                                          Vice President and Controller
                                           (Principal Accounting Officer)