Form 10-Q
period 1996-09-30
IRVINE APARTMENT COMMUNITIES INC
filed 1996-11-14
CIK 912084

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                    For the Period Ended September 30, 1996.


                                       or


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


        For the transition period from                 to              .
                                        --------------    -------------


                        Commission File Number: 1-12478



                       IRVINE APARTMENT COMMUNITIES, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Maryland                                 33-0698698
      ------------------------                   ----------------------
      (State of Incorporation)                      (I.R.S. Employer
                                                 Identification Number)


     550 Newport Center Drive, Suite 300, Newport Beach, California,  92660
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (714) 720-5500
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time as required), and
(2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                      ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $0.01 Par Value
- 18,483,856 shares as of November 8, 1996.

================================================================================

                       IRVINE APARTMENT COMMUNITIES, INC.

                                     INDEX



                                                                      PAGE
                                                                      ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30,
          1996 and December 31, 1995                                    1

          Consolidated Statements of Operations for the nine
          months and three months ended September 30, 1996
          and 1995                                                      2

          Consolidated Statements of Changes in Shareholders'
          Equity for the nine months ended September 30, 1996
          and 1995                                                      3

          Consolidated Statements of Cash Flows for the
          nine month ended September 30, 1996 and 1995                  4

          Notes to Consolidated Financial Statements                    5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                            18

Item 2.   Changes in Securities                                        18

Item 3.   Defaults upon Senior Securities                              18

Item 4.   Submission of Matters to a Vote of Shareholders              18

Item 5.   Other Information                                            18

Item 6.   Exhibits and Reports on Form 8-K                             18

          SIGNATURES                                                   19

PART I - FINANCIAL INFORMATION

Item 1.

                       Irvine Apartment Communities, Inc.

                          CONSOLIDATED BALANCE SHEETS


                                                 September 30,  December 31,
(in thousands, except per share amounts)             1996          1995
---------------------------------------------------------------------------
ASSETS                                            (unaudited)
Real estate assets, at cost
   Land                                           $  174,791     $ 163,169
   Buildings and improvements                        837,129       768,737
--------------------------------------------------------------------------
                                                   1,011,920       931,906
   Accumulated depreciation                         (212,347)     (192,106)
--------------------------------------------------------------------------
                                                     799,573       739,800
   Under development, including land                  45,095        73,727
--------------------------------------------------------------------------
                                                     844,668       813,527
Cash and cash equivalents                              7,564         4,392
Restricted cash                                        1,350         1,181
Deferred financing costs                              20,839        22,814
Other assets                                          12,444        11,316
--------------------------------------------------------------------------
                                                  $  886,865     $ 853,230
==========================================================================
LIABILITIES
Mortgages and notes payable
   Line of credit                                 $        0     $  22,000
   Tax-exempt mortgage bond financings               330,109       332,602
   Conventional mortgage financings                  135,357       136,960
   Mortgage notes payable to The Irvine Company       51,427        52,011
   Tax-exempt assessment district debt                21,863        19,713
--------------------------------------------------------------------------
                                                     538,756       563,286
Accounts payable and accrued liabilities              26,588        20,254
Security deposits                                      6,048         5,124
--------------------------------------------------------------------------
                                                     571,392       588,664
MINORITY INTEREST                                    135,541       109,133
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share;
   10,000 shares authorized;
   no shares issued or outstanding
Common stock, par value $0.01 per share;
   150,000 shares authorized;
   18,484 shares and 16,975 shares issued
     and outstanding                                     185           170
Excess stock, par value $0.01 per share;
   160,000 shares authorized;
   no shares issued or outstanding
Additional paid-in capital                           200,883       170,747
Retained earnings (deficit)                          (21,136)      (15,484)
--------------------------------------------------------------------------
                                                     179,932       155,433
--------------------------------------------------------------------------
                                                  $  886,865     $ 853,230
==========================================================================

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.

                       Irvine Apartment Communities, Inc.


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Nine Months Ended                  Three Months Ended
                                                                    September 30,                       September 30,
                                                               ------------------------          ---------------------------
(unaudited, in thousands, except per share amounts)             1996             1995              1996             1995
----------------------------------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                 $114,000         $ 98,148          $39,570           $33,551
Other income                                                     2,317            1,624              877               584
Interest income                                                    419              310              233               193
----------------------------------------------------------------------------------------------------------------------------
                                                               116,736          100,082           40,680            34,328
----------------------------------------------------------------------------------------------------------------------------

EXPENSES
Property operating and maintenance                              24,903           23,462            8,691             8,151
Real estate taxes                                               10,023            8,982            3,328             3,042
Property management fees                                         3,316            2,868            1,148               985
Interest expense, net                                           22,378           19,430            7,286             6,761
Amortization of deferred financing costs                         1,975            7,782              655               731
Depreciation and amortization                                   20,346           16,815            6,789             5,904
General and administrative                                       4,890            4,418            1,722             1,494
----------------------------------------------------------------------------------------------------------------------------
                                                                87,831           83,757           29,619            27,068
----------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM AND MINORITY INTEREST          28,905           16,325           11,061             7,260
Extraordinary item - charge related to debt extinguishment                       23,427
----------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE MINORITY INTEREST IN INCOME                28,905           (7,102)          11,061             7,260
Minority interest in income (loss)                              15,757          (11,597)           6,018             4,084
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                    $ 13,148         $  4,495          $ 5,043           $ 3,176
============================================================================================================================

SHARE DATA:
Weighted average number of shares outstanding                   17,474           12,805           18,447            14,781
Net income after minority interest and before
  extraordinary item per share                                $   0.75         $   0.60          $  0.27           $  0.21
Net income per share                                          $   0.75         $   0.35          $  0.27           $  0.21
Cash distributions declared and paid per share                $  1.075         $  1.035          $ 0.365           $ 0.355
============================================================================================================================

See accompanying notes.

                       Irvine Apartment Communities, Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                  Nine Months Ended
                                                                    September 30,
                                                               -----------------------
(unaudited, in thousands, except per share amounts)               1996         1995
--------------------------------------------------------------------------------------
COMMON STOCK, PAR VALUE $0.01 PER SHARE
Balance at beginning of period                                  $    170     $    118
 Proceeds from common stock offering                                  15           52
--------------------------------------------------------------------------------------
Balance at end of period                                        $    185     $    170
--------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                                  $170,747     $ 87,345
 Proceeds from dividend reinvestment and additional
   cash investment plans                                             126
 Stock awards issued                                                 200
 Proceeds from common stock offering                              29,810       83,402
--------------------------------------------------------------------------------------
Balance at end of period                                        $200,883     $170,747
--------------------------------------------------------------------------------------

RETAINED EARNINGS (DEFICIT)
Balance at beginning of period                                  $(15,484)    $ (5,710)
 Net income                                                       13,148        4,495
 Distributions to shareholders                                   (18,800)     (12,213)
--------------------------------------------------------------------------------------
Balance at end of period                                        $(21,136)    $(13,428)
======================================================================================

======================================================================================
TOTAL SHAREHOLDERS' EQUITY                                      $179,932     $157,489
======================================================================================

SHARES OF COMMON STOCK OUTSTANDING
Balance at beginning of period                                    16,975       11,800
 Additional shares issued under the dividend reinvestment
   and additional cash investment plans                                9
 Stock awards issued                                                  10
 Additional share issued under common stock offering               1,490        5,175
--------------------------------------------------------------------------------------
Balance at end of period                                          18,484       16,975
======================================================================================


See accompanying notes.

                       Irvine Apartment Communities, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             Nine Months Ended
                                                                               September 30,
                                                                         ------------------------
(unaudited, in thousands)                                                   1996           1995
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $ 13,148       $   4,495
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Extraordinary item - charge related to debt extinguishment                               23,427
  Amortization of deferred financing costs                                  1,975           7,782
  Depreciation and amortization                                            20,346          16,815
  Minority interest in income (loss)                                       15,757         (11,597)
  Increase (decrease) in cash attributable to changes in
   assets and liabilities:
    Restricted cash                                                          (169)           (131)
    Other assets                                                           (1,283)         (4,327)
    Accounts payable and accrued liabilities                                5,050           6,297
    Security deposits                                                         924             411
-------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                  55,748          43,172
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets                       (2,914)         (2,950)
Investment in real estate assets, net of construction payables            (41,306)        (98,186)
-------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                     (44,220)       (101,136)
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit                                           55,900         101,244
Payments on lines of credit                                               (77,900)       (107,500)
Proceeds from tax-exempt mortgage bond financings                                         334,190
Payments on tax-exempt mortgage bond financings                            (2,493)       (324,816)
Principal payments on mortgage notes payable                               (1,711)         (4,488)
Principal payments on notes payable to The Irvine Company                    (584)           (551)
Principal payments and refinancing on assessment district liens              (621)            (95)
Deferred financing costs                                                                   (9,237)
Proceeds from dividend reinvestment and additional cash
 investment plans                                                             387
Contributions from The Irvine Company                                      30,000          25,875
Proceeds from common stock offering                                        30,000          83,454
Distributions to The Irvine Company                                       (22,534)        (19,326)
Distributions to shareholders                                             (18,800)        (12,213)
-------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities                        (8,356)         66,537
-------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   3,172           8,573
Cash and Cash Equivalents at Beginning of Period                            4,392           3,468
-------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                               $  7,564       $  12,041
=================================================================================================
Supplemental Disclosure of Cash Flow Information
  Interest paid, net of amounts capitalized                              $ 22,605       $  18,878
  Tax-exempt assessment district debt assumed                            $  2,771       $   4,184
=================================================================================================

                       IRVINE APARTMENT COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1 - ORGANIZATION

Irvine Apartment Communities, Inc. (the "Company") was incorporated in Delaware on September 10, 1993. On May 2, 1996, the Company changed its state of incorporation from Delaware to Maryland. The Company operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. At September 30, 1996 the Company had a 45.6% general partnership interest in and was the sole managing general partner of Irvine Apartment Communities, L.P. (the "Operating Partnership") which began operations as of December 8, 1993, the date of the Company's initial public offering of common stock (the "Offering"). In connection with the Offering, The Irvine Company (the "Limited Partner") transferred 42 apartment communities and a 99% interest in a limited partnership which owned one apartment community to the Operating Partnership. At September 30, 1996, The Irvine Company had a 54.4% limited partnership interest in the Operating Partnership. The Operating Partnership's management and operating decisions are under the unilateral control of the Company.

The Company is a self-administered equity REIT engaged in the operation and development of apartment communities in Orange County, California. The Company utilizes independent third party property management and construction management firms. As of September 30, 1996 the Operating Partnership owned 51 properties containing 13,541 operating apartment units and had 772 units under construction (collectively, the "Properties"). Until July 31, 2020, the Company has the exclusive right, but not the obligation, to acquire land from The Irvine Company for development of additional apartment communities on the Irvine Ranch.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain amounts in the 1995 financial statements have been reclassified to conform with financial statement presentations in 1996.

NOTE 3 - MINORITY INTEREST AND SHAREHOLDERS' EQUITY

Shelf Registration Statement: On May 8, 1995 the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $250 million of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and debt securities. The Company plans to use the proceeds raised from any securities issued under the shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. As discussed in the Annual Report on Form 10-K for the year ended December 31, 1995, on August 8, 1995, common stock totaling $89.3 million was sold under the shelf registration. Pursuant to the shelf registration statement, on July 3, 1996 the Company completed the sale of 1.49 million shares of common stock at $20.125 per share. The proceeds from this offering of $30.0 million, together with proceeds from the sale of newly issued limited partnership units to The Irvine Company (see Note 4), totaled $60.0 million. Proceeds were used to repay $43 million of debt outstanding under the revolving line of credit. The remaining proceeds are available to fund ongoing development programs and for general corporate purposes. Current availability under the shelf registration statement is $130.7 million.

The Company paid cash distributions of $0.355 per common share on February 29, 1996 and May 31, 1996, and $0.365 per common share on August 30, 1996. On October 30, 1996, the Company declared a cash distribution of $0.365 per common share that is payable on November 27, 1996.

The computation of primary earnings per share is based on a weighted average of 17,473,552 shares of common stock outstanding during the nine months ended September 30, 1996. The weighted average number of shares excludes the effect of the conversion of Operating Partnership units into shares. Such a conversion would increase the weighted average number of shares outstanding to 38,410,244 for the nine months ended September 30, 1996.

RECONCILIATION OF OPERATING PARTNERSHIP UNITS OUTSTANDING



                                                     Nine Months Ended                   Nine Months Ended
                                                    September 30, 1996                   September 30, 1995
                                             -------------------------------      --------------------------------
                                                          The Irvine                           The Irvine
 (in thousands)                              Company       Company      Total     Company       Company      Total
------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                16,975        20,397     37,372      11,800        18,447     30,247
Stock awards issued                               10                       10
Dividend reinvestment plan                         9             9         18
Common stock offering and related cash
  contribution from The Irvine Company         1,490         1,491      2,981       5,175         1,500      6,675
Contributions of property by
  The Irvine Company                                           144        144                       336        336
------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                      18,484        22,041     40,525      16,975        20,283     37,258
------------------------------------------------------------------------------------------------------------------
OWNERSHIP INTEREST AT END OF PERIOD            45.6%         54.4%       100%       45.6%         54.4%       100%
==================================================================================================================

The following tables represent a reconciliation of the minority interest balances and the computation of the minority interest in income (loss).

RECONCILIATION OF MINORITY INTEREST


                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                         ---------------------------------
 (in thousands)                                                            1996                    1995
----------------------------------------------------------------------------------------------------------
 Balance at beginning of period                                          $109,133                 $109,296
 Minority interest in income (loss)                                        15,757                  (11,597)
 Distributions                                                            (22,534)                 (19,326)
 Cash contributions                                                        30,000                   25,875
 Contributions of property                                                  2,974                    5,358
 Contributions under dividend reinvestment plan                               211
----------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                                                 $135,541                 $109,606
==========================================================================================================




COMPUTATION OF MINORITY INTEREST IN INCOME (LOSS)


                                                                   Nine Months Ended                Three Months Ended
                                                                      September 30,                   September 30,
                                                                -----------------------         ------------------------
(in thousands)                                                    1996           1995            1996             1995
------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                          $ 28,905       $ (7,102)        $11,061          $ 7,260
Specific allocation to The Irvine Company                                        17,741
------------------------------------------------------------------------------------------------------------------------
Income before specific allocations                                28,905         10,639          11,061            7,260
Income allocated to the Company based on its
  ownership interest                                             (13,148)        (4,495)         (5,043)          (3,176)
------------------------------------------------------------------------------------------------------------------------
Income allocated to The Irvine Company
  based on its ownership interest                                 15,757          6,144           6,018            4,084
Allocations to The Irvine Company                                               (17,741)
------------------------------------------------------------------------------------------------------------------------
Minority interest in income (loss)                              $ 15,757       $(11,597)        $ 6,018          $ 4,084
========================================================================================================================

NOTE 4 - CERTAIN TRANSACTIONS WITH RELATED PARTIES

Included in general and administrative expenses are charges from the Limited Partner pursuant to an administrative service agreement covering services for risk management, income taxes and other services of $80,000 for the first nine months of 1996 and $27,000 for the three months ended September 30, 1996. The amounts for the corresponding periods in 1995 were $75,000 and $23,000 respectively. In addition, the Company incurred rent totaling $233,000 in the first nine months of 1996 and $78,000 in the three months ended September 30, 1996 related to leases with the Limited Partner that expire in 1996 and 1998. These amounts for the corresponding periods in 1995 were $167,000 and $59,000, respectively. For the nine months ended September 30, 1996 the Limited Partner contributed $211,000, or the maximum allowable under the dividend reinvestment and additional cash investment plan.

In March 1996 the Company acquired a land site for $3.3 million from The Irvine Company for the development of 227 rental units, pursuant to the Land Rights Agreement between the Company and The Irvine Company. The Company's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement as discussed in the Annual Report on Form 10-K for the year ended December 31, 1995. As partial financing for the site acquisition, the Company assumed $2.8 million in tax-exempt assessment district debt. The balance of the purchase price was paid through the issuance of 28,358 additional limited partnership units in the Operating Partnership to The Irvine Company.


On July 29, 1996 the Company acquired a land site for $3.5 million from The Irvine Company for the development of 245 rental units pursuant to the Land Rights Agreement between the Company and The Irvine Company. The Company's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement as discussed in the Annual Report on Form 10-K for the year ended December 31, 1995. $2.4 million of the purchase price was paid through the issuance of 115,544 additional limited partnership units in the Operating Partnership to The Irvine Company.

Concurrent with the Company's common stock offering on July 3, 1996 (see Note
3), The Irvine Company, pursuant to its rights under the Operating Partnership agreement, purchased 1.49 million limited partnership units at a price equal to the public offering price of $20.125 per common share of stock, or a total of $30.0 million. These units are exchangeable for common stock on a one-for-one basis, subject to adjustment and certain limitations.

One of the Company's directors is chairman of a bank which participates in the Company's line of credit. Based on the bank's percentage participation in the credit facility, the Company estimates that the amount of interest and fees paid to the bank totaled $231,000 and $61,000 in the first nine months of 1996 and the three months ended September 30, 1996, respectively. Interest and fees for the corresponding periods in 1995 were $272,000 and $132,000, respectively.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1995.

The Company's income before minority interest was $11.1 million for the three months ended September 30, 1996, up from $7.3 million for the same period of 1995. Gross property margin (total revenue less interest income, property operating and maintenance expenses, real estate taxes and management fees) rose to $27.3 million in the third quarter of 1996 from $22.0 million in the same period of 1995. The improvement was due to the contribution of newly delivered rental units from the Company's development program, as well as an increase in the gross property margin of its stabilized portfolio achieved through higher occupancy, higher rental rates and cost reductions in property operating and maintenance expenses (see Selected Operating Data on page 17).

OPERATING REVENUES (rental and other income) increased to $40.4 million in the third quarter of 1996, up from $34.1 million in the same period of 1995. Operating revenues rose largely as a result of the contribution of newly delivered rental units from five properties in their lease-up phase. These new units added $7.0 million to operating revenues in the third quarter of 1996 compared to $1.7 million in the third quarter of 1995. Within the Company's stabilized portfolio, operating revenues for the period increased 3.1% from the third quarter of 1995, as a result of improvement in average monthly rental rates, higher non-rental income, and a rise in physical occupancy to 95.0% from 94.0% in the third quarter of 1995. Average monthly rental rates increased to $1,019 in the third quarter of 1996 from $999 in the year-earlier quarter. Rental growth accelerated in the third quarter from modest growth rates experienced in prior quarters, as rents on over one-third of the stabilized portfolio were increased at an average rate of more than 4%. Healthy job growth in the Company's marketplace has been a key factor in the upward trend in rental rates. The Company's ability to achieve further rent increases is, of course, not assured.

PROPERTY EXPENSES, EXCLUDING DEPRECIATION, (property operating and maintenance expenses, property management fees and real estate taxes) increased to $13.2 million in the third quarter of 1996 from $12.2 million in the third quarter of 1995. This increase reflects the added expenses of newly delivered rental units from five lease-up properties. Property expenses, excluding depreciation, in the stabilized portfolio decreased by $0.5 million to $11.0 million in the third quarter of 1996 from $11.5 million a year ago. Over the past several years, the Company has achieved sustained reductions in its per-unit property expenses through aggressive bidding of external service and purchase contracts and a series of initiatives to enhance the efficiency of customer service and property maintenance operations. In the third quarter of 1996, average monthly property expenses, excluding depreciation and real estate taxes, decreased to $246 per unit from $255 in the third quarter of 1995. Primarily as a result of these cost reductions, the Company's gross property margin percentage on its stabilized portfolio increased to 67.0% in the third quarter of 1996 from 64.4% in the same quarter of 1995. Lease-up properties added $2.1 million to 1996 third quarter property expenses, excluding depreciation, compared to $0.6 million in the same period of 1995. Real estate taxes increased in the first nine months of 1996 due to the addition of rental units from lease-up properties, partially offset by a small reduction in assessed values.

NET INTEREST EXPENSE increased to $7.3 million in the third quarter of 1996 from $6.8 million in the third quarter of 1995. The increase was largely due to a lower level of capitalized interest resulting from decreased construction activity. The Company capitalizes interest on projects actively under development using average qualifying asset balances and applicable weighted average interest rates. The average monthly qualifying asset balances for projects under development in the third quarter of 1996 and 1995 were approximately $33.0 million and $86.3 million, respectively. Interest capitalized totaled $0.7 million in the third quarter of 1996 compared to $1.8 million in the third quarter of 1995. Interest incurred was $8.0 million in the third quarter of 1996 compared to $8.6 million in the third quarter of 1995.

AMORTIZATION OF DEFERRED FINANCING COSTS was comparable in the third quarters of 1996 and 1995.

DEPRECIATION AND AMORTIZATION EXPENSE increased to $6.8 million in the third quarter of 1996, up from $5.9 million in the third quarter of 1995. This increase reflects the completion and delivery of newly developed rental units from the Company's lease-up properties.

GENERAL AND ADMINISTRATIVE EXPENSE increased to $1.7 million in the third quarter of 1996 from $1.5 million in the third quarter of 1995 as a result of increased staff.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1995.

The Company's income before extraordinary item and minority interest was $28.9 million in the first nine months of 1996, up from $16.3 million in the first nine months of 1995. Gross property margin (total revenue less interest income, property operating and maintenance expenses, real estate taxes and management fees) rose to $78.1 million in the first nine months of 1996 from $64.5 million in the first nine months of 1995.

The Company's financial results improved in the first nine months of 1996 due to the contribution of newly delivered rental units from its development program, as well as an increase in the gross property margin of its stabilized portfolio achieved primarily through higher revenues and cost reductions in property operating and maintenance expenses (see Selected Operating Data on page 17.)

OPERATING REVENUES (rental and other income) increased to $116.3 million in the first nine months of 1996, up from $99.8 million in the first nine months of 1995. Operating revenues rose largely as a result of the contribution of newly delivered rental units from five properties in their lease-up phase. These new units added $17.2 million to operating revenues in the first nine months of 1996 compared to $2.3 million in the same period of 1995. Within the Company's stabilized portfolio, operating revenues increased 1.7%in the first nine months of 1996, due to increases in rental rates and an increase in average physical occupancy to 94.8% from 94.5%. Average monthly rental rates increased 1.3% to $1,007 in the first nine months of 1996, up from $994 in the year-earlier period.

PROPERTY EXPENSES, EXCLUDING DEPRECIATION, (property operating and maintenance expenses, property management fees and real estate taxes) increased to $38.2 million in the first nine months of 1996 from $35.3 million in the first nine months of 1995. This increase reflects the added expenses of newly delivered rental units from five lease-up properties. Property expenses, excluding depreciation, in the stabilized portfolio decreased by $1.6 million to $32.8 million in 1996 from $34.4 million in the first nine months of 1995. Over the past two years, the Company has achieved sustained reductions in its per-unit property expenses through aggressive bidding of external service and purchase contracts and a series of initiatives to enhance the efficiency of customer service and property maintenance operations. In the first nine months of 1996, average monthly property expenses, excluding depreciation and real estate taxes, decreased to $242 per unit from $251 in the first nine months of 1995. Primarily as a result of these cost reductions, the Company's gross property margin percentage on its stabilized portfolio increased to 66.9% in the first nine months of 1996 from 64.7% in the first nine months of 1995. Lease-up properties added $5.4 million to property expenses, excluding depreciation, in the first nine months of 1996 compared to $1.0 million in the same period of 1995. Real estate taxes totaled $10.0 million in the first nine months of 1996 and $9.0 million in the first nine months of 1995. These taxes increased in 1996 due to the addition of rental units from lease-up properties, partially offset by a small reduction in assessed values.

NET INTEREST EXPENSE increased to $22.4 million in the first nine months of 1996 from $19.4 million in the first nine months of 1995. The increase was largely due to a lower level of capitalized interest from decreased construction activity. The Company capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates. The average monthly qualifying asset balances for projects under development in the first nine months of 1996 and 1995 were approximately $39.7 million and $85.9 million, respectively. Interest capitalized decreased to $2.3 million in the first nine months of 1996 from $5.3 million in the first nine months of 1995 due to the completion of the five initial lease-up properties. Interest incurred was $24.7 million in the first nine months of 1996 and 1995.

AMORTIZATION OF DEFERRED FINANCING COSTS decreased to $2.0 million in the first nine months of 1996 from $7.8 million in the first nine months of 1995. In May 1995, the Company refinanced all of its tax-exempt mortgage debt and eliminated the related deferred financing costs through an extraordinary charge of $23.4 million.

DEPRECIATION AND AMORTIZATION EXPENSE increased to $20.3 million in the first nine months of 1996, up from $16.8 million in the first nine months of 1995. This increase reflected the completion and delivery of newly developed rental units from the Company's lease-up properties.

GENERAL AND ADMINISTRATIVE EXPENSE increased to $4.9 million in the first nine months of 1996 from $4.4 million in the first nine months of 1995 as a result of increased staff.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that cash provided by operations will be adequate to meet both operating requirements and payment of distributions by the Company in accordance with REIT requirements in both the short and long term.

LIQUIDITY: The Company expects to meet its long-term liquidity requirements, such as construction costs, scheduled debt maturities and potential future property acquisitions, through the issuance or refinancing of long-term debt, borrowings from financial institutions, or the issuance of additional equity securities of the Company and/or Operating Partnership units. The Operating Partnership has a $175 million unsecured credit facility. The facility is used primarily to finance an ongoing rental property development program. Availability under the credit facility was $175 million on September 30, 1996. On July 1, 1996, the credit facility was amended to reduce the interest rate to Eurodollar plus 1.5%.

ADDITIONAL EQUITY: Pursuant to the Company's shelf registration statement, on July 3, 1996 the Company completed the sale of 1.49 million shares of common stock at $20.125 per share. The proceeds from this offering of $30.0 million, together with proceeds from the sale of newly issued limited partnership units to The Irvine Company (see Note 4 to financial statements), totaled $60.0 million. Proceeds were used to repay $43 million of indebtedness outstanding under the revolving line of credit. The remaining proceeds were used to fund ongoing development programs and for general corporate purposes. Current availability under the shelf registration statement is approximately $130.7 million.

DEBT STRUCTURE AT SEPTEMBER 30, 1996


                                                                         Debt              Weighted
                                                                       Balance             Average
                                                                     (in millions)       Interest Rate
------------------------------------------------------------------------------------------------------
Fixed rate debt
Conventional mortgage financings                                         $135.4               6.45%
Mortgage notes payable to The Irvine Company                               51.4               5.75%
Tax-exempt mortgage bond financings                                       330.1               5.76%
Tax-exempt assessment district debt                                         5.5               6.27%
------------------------------------------------------------------------------------------------------
    Total fixed rate debt                                                 522.4               5.94%
------------------------------------------------------------------------------------------------------
Variable rate debt
     Tax-exempt assessment district debt                                   16.4               3.71%
------------------------------------------------------------------------------------------------------
     Total variable rate debt                                              16.4               3.71%
======================================================================================================
     Total debt                                                          $538.8               5.88%
======================================================================================================


DEBT: The Company's conventional and tax-exempt mortgage debt bears interest at fixed interest rates, or variable rates that have been effectively fixed through interest rate swap agreements. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of the Company's December 1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity. The weighted average effective interest rate on the Company's debt, including the non-cash charges of amortization of deferred financing costs, was 6.36% at September 30, 1996.

The Company uses interest rate swap agreements to effectively convert its floating rate tax-exempt mortgage bond financings to a fixed-rate basis, thus reducing the impact of fluctuations in interest rates on future income. At September 30, 1996, the average fixed interest rate paid to the counterparties was 5.1% and the average variable interest rate received was 3.47%. This resulted in a net interest payable of $449,000 which was settled in the first week of October.

OPERATING ACTIVITIES: Cash flow provided by operating activities was $55.7 million for the first nine months of 1996 and $43.2 million for the first nine months of 1995. Cash provided by operating activities increased in 1996 primarily due to higher revenues from newly developed apartment units.

INVESTING ACTIVITIES: Cash flow used in investing activities was $44.2 million and $101.1 million in the first nine months of 1996 and 1995, respectively. This decrease resulted from a reduction in development activity (see Capital Expenditures below).

FINANCING ACTIVITIES: Cash flow (used in) provided by financing activities was ($8.4) million and $66.5 million in the first nine months of 1996 and 1995, respectively. The Company received $60 million from the sale of Common Stock and partnership units in the first nine months of 1996 as compared to $109.3 million in the same period in 1995. These proceeds were used to pay down borrowings from the lines of credit. Additionally, the Company paid $41.3 million in distributions in the first nine months of 1996 compared to $31.5 million in the same period of 1995.

CAPITAL EXPENDITURES

CAPITAL REPLACEMENTS ON STABILIZED PROPERTIES: Expenditures for capital replacements totaled $2.9 million and $3.0 million in the first nine months of 1996 and 1995, respectively. Average capital replacements per unit for stabilized properties were $254 and $260 in the first nine months of 1996 and 1995, respectively. Expenditures for capital replacements in 1996 are expected to be similar to 1995 levels. The Company has a policy of capitalizing expenditures related to asset acquisitions, costs which enhance the value of an existing asset, or costs which substantially extend an existing asset's useful life. Capital replacements were as follows:


                                                                              Total
 Nine Months Ended September 30, 1996                                     (in thousands)              Per unit
--------------------------------------------------------------------------------------------------------------
 Carpet replacements                                                         $  987                      $ 87
 Exterior painting, siding and stucco                                           368                        33
 Upgrades, renovations and major building items                                 538                        47
 Appliances, water heaters and air conditioning                                 351                        31
 Roofing, concrete and pavement                                                 267                        23
 Equipment and other                                                            372                        33
-------------------------------------------------------------------------------------------------------------
 Total                                                                       $2,883                      $254
=============================================================================================================

CAPITAL EXPENDITURES ON NEW DEVELOPMENT: The Company's major cash requirements in the next twelve months are expected to be for the construction of new apartment communities. At September 30, 1996, capital expenditures on apartment communities the Company began building in 1994 were substantially completed. In 1995 and 1996, the Company began construction on three additional apartment communities (Baypointe, Santa Maria and The Colony) that will require total expenditures of approximately $100 million, of which $45 million had been incurred at September 30, 1996. The Company expects to start two additional communities in the fourth quarter of 1996. Funding for these developments is expected to come from the Company's unused $175 million unsecured revolving credit facility or the Company may issue other debt or equity securities as discussed in the Liquidity section.

1995/1996 STARTS - NEW DEVELOPMENT
Status at September 30, 1996

                                                                                    ACTUAL OR            TOTAL
                                                                                    ESTIMATED        ESTIMATED
                                                               ESTIMATED         COMMENCEMENT            COSTS
 APARTMENT COMMUNITY                          VILLAGE, CITY        UNITS      OF CONSTRUCTION    (IN MILLIONS)
--------------------------------------------------------------------------------------------------------------
 Baypointe                      Newport North, Newport Beach         300                11/95              $33
 Santa Maria                             Westpark II, Irvine         227                 3/96               25
 The Colony                    Newport Center, Newport Beach         245                 7/96               42
 Santa Rosa II                           Westpark II, Irvine         207               4Q '96               25
 Rancho Santa Fe                        Tustin Ranch, Tustin         316               4Q '96               37
--------------------------------------------------------------------------------------------------------------
 Total                                                             1,295                                  $162
==============================================================================================================

First deliveries of apartment units at Baypointe and Santa Maria began in the fourth quarter of 1996.

The timing of future commencement of construction, number of units, and estimated costs of apartment communities that are in development or are expected to be developed are only estimates. Actual results will depend on numerous factors, many of which are beyond the control of the Company. These include the extent and timing of economic growth in the Company's rental markets; future trends in the pricing of construction materials and labor; entitlement decisions by local government authorities; changes in interest rate levels; and other changes in capital markets. No assurance can be given that the timing, number of units, or estimates set forth in the foregoing table will not vary substantially from actual results. The Company has made no commitments to build to Santa Rosa II or Rancho Santa Fe and no assurance can be made that such properties will be acquired or built.

IRVINE RANCH MASTER PLAN

The Irvine Company is a real estate investment and community development firm engaged in the long-term development of the Irvine Ranch. The urbanization of the Irvine Ranch began in the 1960s with the adoption of a comprehensive Master Plan for future community development which originally constituted a large map of the Irvine Ranch and a series of supporting maps detailing land uses. Subsequently, The Irvine Company worked closely with the various local jurisdictions which govern the Irvine Ranch to adopt general plans for the future development of their jurisdictions. The Irvine Company's overall Master Plan was refined to accord with the approved general plans and the residential, commercial, industrial, environmental and aesthetic balance desired by each jurisdiction. As a result, today the Master Plan is a compilation of the various interlocking general plans described above. The Irvine Company continuously engages in planning activities and the Master Plan refinement process is ongoing. The Irvine Company works closely with local government representatives, community residents, the Company and other civic and environmental groups to obtain the necessary local support and entitlement for its developments. The goal of the Master Plan was and remains to create innovative urban and suburban environments through the well-planned, coordinated development of residential communities and employment centers (which include major business and retail centers, and research and development and industrial parks) as well as civil, cultural, recreational, educational and other supportive facilities, all with an emphasis on improving the quality of life and achieving long-term balanced regional economic growth.

The Irvine Company's land use planning emphasizes market segmentation in order to ensure adequate and appropriate allocation of land uses which support sustained growth for the long term. Through careful planning, design and marketing, The Irvine Company also promotes compatibility and synergy among properties of the same type in order to maximize the likelihood of success of new projects, to preserve and build value for existing projects and to build sustainable long-term market value for homeowners, local merchants and employers. In accordance with the Master Plan, The Irvine Company has created numerous villages which are used as micro-planning areas in an effort to facilitate the desired segmentation of products.

Each village on the Irvine Ranch has a thematic identity which characterizes the primary features and attributes of the village and helps to identify the target market for the village's residential product lines. For example, Tustin Ranch, in the City of Tustin, is a family-oriented village featuring an 18-hole championship golf course, athletic fields, jogging, hiking and equestrian trails. Along the ocean is the village of Newport Coast, an upscale community featuring ocean views and million-dollar custom built homes. The village of Westpark, in Irvine, caters to young professionals with growing families and offers the highly renowned public school system and recreational facilities of the City of Irvine.

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

FUNDS FROM OPERATIONS

The Company considers funds from operations ("FFO") a useful measure of performance for an equity REIT. The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Other REIT's may not use this definition of FFO. FFO should be examined in conjunction with net income as presented in the Company's consolidated financial statements and footnotes thereto. FFO should not be considered an alternative to net income as an indication of the Company's performance and is not indicative of cash available to fund all cash flow needs. FFO does not represent cash flows from operating, investing or financing activities as defined by generally accepted accounting principles.

CALCULATION OF FFO AND RECONCILIATION TO THE "OLD" DEFINITION OF FFO(a)



                                                             Nine Months Ended               Three Months Ended
                                                               September 30,                    September 30,
                                                         -------------------------        -------------------------
  (unaudited, in thousands)                                1996             1995           1996              1995
===================================================================================================================
 Net income                                              $13,148             $4,495       $5,043             $3,176
 Minority interest                                        15,757            (11,597)       6,018              4,084
 Extraordinary item                                                          23,427
 Depreciation and amortization of
   real estate assets                                     20,240             16,779        6,745              5,892
-------------------------------------------------------------------------------------------------------------------
 FFO(a)                                                   49,145             33,104       17,806             13,152
-------------------------------------------------------------------------------------------------------------------
 Amortization of deferred financing costs
   related to adjustment of interest rates
   to market at IPO:
      Tax-exempt debt                                                         5,123
      Conventional debt                                    1,574              1,784          522                595
 Amortization of loan origination and other costs            401                875          133                136
 Depreciation and amortization of non-real
   estate assets                                             106                 36           44                 12
-------------------------------------------------------------------------------------------------------------------
                                                           2,081              7,818          699                743
-------------------------------------------------------------------------------------------------------------------
 "Old" FFO(a)                                            $51,226            $40,922      $18,505            $13,895
===================================================================================================================
 Average shares outstanding(b)                            38,410             31,807       40,415             34,429
===================================================================================================================



Footnotes:

(a) Funds from Operations (FFO) is calculated according to the new NAREIT definition which the Company adopted in 1996. "Old" FFO assumes a calculation methodology used by NAREIT through 1995.

(b)   Assumes conversion into common stock of Operating Partnership units.

SUPPLEMENTAL INFORMATION

The following section provides supplemental operating information. The information is unaudited and is provided as a supplement to the accompanying financial statements and management's discussion and analysis. It should be read in conjunction with the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1995. Operating results for the three or nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

                       Irvine Apartment Communities, Inc.


                            SELECTED OPERATING DATA
                                  (unaudited)


                                                                 Nine Months Ended                  Three Months Ended
                                                                   September 30,                       September 30,
                                                              ------------------------           --------------------------
                                                                 1996            1995              1996              1995
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
UNIT DATA
---------------------------------------------------------------------------------------------------------------------------

Average rentable units during the period                       13,288           11,698            13,512            12,023

Rentable units at the end of the period                        13,541           12,334            13,541            12,334

---------------------------------------------------------------------------------------------------------------------------
STABILIZED COMMUNITIES - FINANCIAL DATA
---------------------------------------------------------------------------------------------------------------------------

Average physical occupancy                                       94.8%            94.5%             95.0%             94.0%

Average economic occupancy (rental revenue divided
  by gross scheduled rent(a))                                    93.9%            94.1%             93.5%             93.2%

Average units during the period                                11,334           11,334            11,334            11,334

Average monthly gross scheduled rent per unit                 $ 1,007          $   994           $ 1,019           $   999

Average monthly property operating and maintenance
  expense plus property management fees per
  average rentable unit                                       $   242          $   251           $   246           $   255

Rental and other income - in thousands                        $99,112          $97,452           $33,407           $32,401

Property operating and maintenance expense plus
  property management fees - in thousands                     $24,681          $25,576           $ 8,372           $ 8,662

Real estate tax expense - in thousands                        $ 8,121          $ 8,781           $ 2,648           $ 2,882

Gross property margin - in thousands(b)                       $66,310          $63,095           $22,387           $20,857

Gross property margin percentage(c)                              66.9%            64.7%             67.0%             64.4%

Capital expenditures per unit                                 $   254          $   260           $    89           $   132

---------------------------------------------------------------------------------------------------------------------------
1994/95 LEASE-UP COMMUNITIES - FINANCIAL DATA
---------------------------------------------------------------------------------------------------------------------------

Rental and other income - in thousands                        $17,205          $ 2,320           $ 7,040           $ 1,734

Property operating and maintenance expense plus
  property management fees - in thousands                     $ 3,538          $   754           $ 1,467           $   474

Real estate tax expense - in thousands                        $ 1,902          $   201           $   680           $   160

Gross property margin - in thousands(b)                       $11,765          $ 1,365           $ 4,893           $ 1,100

Gross property margin percentage(c)                              68.4%            58.8%             69.5%             63.4%

Units delivered in the period                                     765              976               130               566

Cumulative units delivered at the end of the period             2,207            1,000             2,207             1,000

Units occupied at the end of the period                         2,018              781             2,018               781

Average units occupied during the period                        1,650              243             2,000               523

===========================================================================================================================

(a) Gross scheduled rent represents rental revenue plus vacant units at market rent.

(b) Rental income and other income less property expenses, excluding depreciation.

(c) Ratio of property expenses, excluding depreciation, to rental and other income. Management considers this ratio to be a useful tool in evaluating the Company's performance.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES.

          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

          Not applicable.

ITEM 5.   OTHER INFORMATION.

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)    Exhibits:


                 Exhibit No. 27:  Financial Data Schedule (only included in electronically-filed document)

          (b)    Reports on Form 8-K:

                 The Company filed a report on Form 8-K on July 1, 1996, relating to the direct placement of 1.5 million shares of the Company's Common Stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     IRVINE APARTMENT COMMUNITIES, INC.



Date: November 13, 1996              By: /s/ STEVEN P. ALBERT
                                         -------------------------------------
                                         Steven P. Albert
                                         President and Chief Executive Officer


                                     By: /s/ SHAWN HOWIE
                                         -------------------------------------
                                         Shawn Howie
                                         Vice President and Controller
                                         (Principal Accounting Officer)