Form 10-K/A
period 1995-12-31
IRVINE APARTMENT COMMUNITIES INC
filed 1997-02-11
CIK 912084

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1995

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________________ to _________________.

Commission File Number: 1-12478

                       IRVINE APARTMENT COMMUNITIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                        33-0581775
(State of Incorporation)                 (I.R.S. Employer Identification Number)

      550 Newport Center Drive, Suite 300, Newport Beach, California 92660
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (714) 720-5500

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class:                       Name of each exchange on
                                                         which registered:
Common Stock, par value $.01 per share                New York Stock Exchange
                                                       Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Number of shares of common stock outstanding as of December 31, 1995: 16,975,000

      Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time as required), and
(2) has been subject to such filing requirements for the past 90 days:
Yes _X_ No ___.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 29, 1996 was $334,066,500 assuming that all officers and directors of the Company are affiliates.

Documents incorporated by reference:


      Portions of the Amended Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference into Parts I and II of this Form 10-K/A.

      Portions of the proxy statement for the registrant's annual shareholders' meeting held April 30, 1996 are incorporated by reference into Part III of this Form 10-K/A.

        The Company hereby amends and restates its Annual Report for the year ended December 31, 1995 on Form 10-K, dated March 25, 1996. The principal changes from the Form 10-K, dated March 25, 1996, are as follows:


FORM 10-K:
---------
(1) page 2, second paragraph -- deleting the disclosure of "aggregate average return on cost"

EXHIBIT 13:
----------

(2) pages 3, 12, 24 and 25 and related Management's Discussion and Analysis on pages 4, 5 and 6 -- eliminating the presentation of "operating expenses", "net operating income", "gross operating margin" and "average monthly operating expenses per unit" and disclosing separately the significant changes in property expenses, real estate taxes and property management fees.


(3) page 19, Note 5 -- EQUITY -- added tables reconciling the activity in Minority Interest, the computation of the income and loss allocated to the Minority Interest, and the Operating Partnership units outstanding.

                                     PART I
ITEM 1.      BUSINESS

ORGANIZATION AND GENERAL BUSINESS DESCRIPTION

      Irvine Apartment Communities, Inc. (the "Company") is a self-administered equity real estate investment trust ("REIT") engaged in the development and operation of apartment communities in Orange County, California. At December 31, 1995, the Company had a 45.4% general partnership interest in Irvine Apartment Communities, L.P. (the "Operating Partnership") and was its sole managing general partner. At such date, The Irvine Company held a 54.6% limited partnership interest in the Operating Partnership. The Operating Partnership's management and operating decisions are under the unilateral control of the Company.

      At December 31, 1995, the Operating Partnership owned and operated 43 apartment communities with 11,334 units and had completed 1,442 of 2,507 apartment units within six new apartment communities under construction at year-end (collectively, the "Properties"). Until July 31, 2020, the Company has the exclusive right, but not the obligation, to acquire land from The Irvine Company for development of additional apartment communities on the Irvine Ranch.

      The Company was formed in December 1993. The "Predecessor" is the apartment division of The Irvine Company that owned the Company's 43 completed apartment communities and provided the related management functions prior to the Company's December 8, 1993 initial public offering.

      The address of the Company is 550 Newport Center Drive, Suite 300, Newport Beach, California 92660. Its telephone number is (714) 720-5500.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS


      The Company operates in one business segment, that of owning, operating and developing apartment communities in Orange County, California. See the consolidated and combined financial statements and notes thereto included in
Item 8 of this Annual Report on Form 10-K/A for financial information about the industry segment.


DESCRIPTION OF BUSINESS

      The Company owns and operates 43 high quality apartment communities aggregating 11,334 units (the "Existing Communities") and has six additional apartment communities aggregating 2,507 units under construction ("Communities Under Construction"). Upon completion of the Communities Under Construction, the Company will own a total of 13,841 units in 49 apartment communities, representing an increase of approximately 22% since the Company's initial public offering in December 1993. Through July 2020, the Company holds the exclusive right, but not the obligation, to acquire land from The Irvine Company, the owner and developer of the Irvine Ranch, for development of additional apartment communities on the Irvine Ranch. All of the Company's Properties are located on the Irvine Ranch.

      The Irvine Ranch is located in central Orange County, California between San Diego and Los Angeles. The western boundary of the Irvine Ranch borders approximately six miles of the Pacific Ocean. Today, the portion of the Irvine Ranch which is still owned The Irvine Company covers approximately 90 square miles and includes more than 52,000 undeveloped acres. The developed portion of the Irvine Ranch, which includes significant parts of the cities of Irvine, Newport Beach and Tustin, is one of the largest urban master-planned communities in the United States. The Irvine Ranch has been developed over the past 30 years in accordance with an original master plan (the "Master Plan") which, over time, has been refined to accord with locally approved general plans. The Irvine Ranch is one of the major commercial, retail and residential centers in Southern California. The Irvine Ranch is home to more than 175,000 residents and 17,000 businesses with more than 200,000 employees.

      The Company believes that a variety of factors have produced an historically strong apartment market in Orange County and the successful operating record of its Existing Communities. The Company believes that these same factors continue to support significant opportunities for the development of additional apartment communities. Among the most important of these are:

- The dominant market position of the Company, which owns over 65% of all apartment units and approximately 85% of all units in apartment communities having 100 or more units, on the Irvine Ranch;

- The Company's 25-year exclusive right to acquire land from The Irvine Company for development of additional rental apartment communities on the Irvine Ranch;

- The limited supply of developable land, other than on the Irvine Ranch, adjacent to major employment centers in Orange County;

- The Irvine Company's Master Plan strategy which emphasizes market segmentation in order to ensure adequate and appropriate allocation of land uses and supports sustained growth for the long-term;

- The high quality of design, construction and maintenance of the Properties and their location in or near the City of Irvine, which is consistently ranked among the safest cities in the United States with a population of 100,000 or more;

- The close proximity of the Properties and of future development sites to major employment centers, the Pacific Ocean, high quality schools, and extensive resort, recreational and open space amenities;

- An affluent, growing population and a diversified employment base in Orange County and on the Irvine Ranch;

- The Company's ability to defer the purchase of land under its land rights agreement until the site and zoning entitlements have been obtained, the land is ready for construction and the Company determines favorable market conditions exist;

- The operating efficiencies available to the Company because the Properties are located in a single geographic area;

- An average of more than 15 years of experience among the Company's seven most senior members of management in the design, development, construction, property management and financing of apartment communities; and

- The effectiveness of management's policies regarding property management and expense control.


      For the year ended December 31, 1995, the average physical occupancy (number of units occupied divided by the total number of units) of the Existing Communities was 94.6% and the average monthly rent per unit was $996. The Communities Under Construction will include a total of 2,507 apartment units and have an aggregate estimated costs of approximately $237.9 million. As of December 31, 1995, 1,442 units were completed with 1,113 units occupied and generating rental revenue. In addition, pre-lease deposits have been received for 116 units. It is anticipated that five of the Communities Under Construction will be substantially completed by mid-1996 and will achieve stabilized occupancy by the end of 1996.


      The Company expects to begin construction of four additional apartment communities that will contain approximately 1,032 units in 1996. These communities will have aggregate estimated cost of approximately $132 million. Land is purchased from The Irvine Company only after the land sites are entitled for residential use and designated by The Irvine Company as ready for apartment development in accordance with the Master Plan.


      The information set forth in this Form 10-K/A relating to the timing of commencement and completion of construction and initial stabilized occupancy, number of units, estimated costs of completion and average return on costs for the first year following stabilized occupancy of apartment communities that are in development or are expected to be developed are only estimates. Actual results will depend on numerous factors, many of which are beyond the control of the Company. These include the extent and timing of economic growth in the Company's rental markets; future trends in the pricing of construction materials and labor; entitlement decisions by local government authorities; and change in interest rate levels. No assurance can be given that the timing, estimated returns, number of units or other estimates will not vary substantially from actual results. The Company has made no commitments to build the projected 1996 construction starts and no assurance can be made that such properties will be acquired, built or stabilized in the periods estimated.

      Although the Company's focus is on growth on the Irvine Ranch, in certain circumstances the Company may also elect to acquire or develop apartment communities in other locations, principally in California.

BUSINESS STRATEGY

      The Company's primary business objective is to deliver strong, consistent total annual returns to its stockholders while enhancing the long-term growth in value of its real estate portfolio. The Company believes it is well positioned to meet this objective given the size and strength of the economic region in which it operates, the quality of its existing apartment community portfolio and the significant opportunities for new development within its market. Through adherences to specific operating and development strategies, the most important of which are discussed below, the Company seeks to achieve growth in its funds from operations through maximization of cash flow from its Existing Communities as well as the development of new apartment communities.

Operating Strategies

- Provide an exceptional living environment for residents. The Company's Existing Communities have been developed and are maintained to appeal to the highly educated, relatively affluent base of renters attracted to the Irvine Ranch. As a result of the region's closely managed master-planning process, the Properties are carefully located amid parks and other open space, and are located near employment centers, schools, retail centers, and recreational facilities. They provide generous amenities, are well maintained and offer a high standard of customer service. The Company's success in providing an exceptional quality of life for its residents is evidenced in part by the strong average rental rates its properties command relative to average rental rates for Orange County as a whole. In 1995, the Existing Communities produced an average monthly rent of $996 per unit, which is approximately $200 more than the average monthly rent in Orange County.

- Enhance efficiency of operations. Management selectively subcontracts on-site staffing, personnel management and accounting functions to three property management firms which enables it to focus on marketing, product pricing and positioning and approval of operating budgets. Management additionally directs and tests the standards of property-level activities conducted by the firms, including training of on-site staff. Management also seeks to enhance operating efficiency and, as a result, operating costs per unit were reduced by 7.7% in 1995.

- Capitalize on strong brand identity with enhanced marketing and merchandising programs. The Company enhanced certain of its marketing programs to broaden its already strong brand name recognition in order to attract new residents into its portfolio and broaden the existing resident base. The Company's marketing programs include: a single source 800 telephone number to provide information on all 49 Properties; rental information centers within major shopping centers and the University of California, Irvine; and a targeted advertising campaign promoting the Company's portfolio and its strong quality of life characteristics.




Development Strategies

- Develop new communities to complement and expand the Company's existing rental market base. A diverse regional economy, continuing population growth, and an attractive quality of life all contribute to a broad and varied demand for rental housing on the Irvine Ranch. As a result, opportunities exist for a variety of apartment property types and amenity levels, including projects designed for the family, luxury and senior markets, and the area's large population of young professionals. The Company's new development program seeks to capitalize on these opportunities through market segmentation. Supported by consumer research and focus group studies, market segmentation decisions are made at the earliest planning stages, when new residential villages for the Irvine Ranch are conceived and the villages' largest and most important amenities are selected. Location of schools, recreational facilities, retail centers, open space and views are all important considerations. Individual development decisions -including site location, product design, amenities and marketing programs -- are also geared to appeal to the needs and desires of the target rental market.


- Utilize experienced management to create high-quality, well-built properties designed to sustain their value. The Company brings considerable management expertise to all aspects of the development, construction and leasing process. Senior management is actively involved in new project development from the inception of a new Irvine Ranch village and is responsible for target market identification; design of site plans, building plans, and floor plans; project and unit amenity selection; and site-specific governmental approvals. In addition, the Company directs the bidding and contracting of all major construction activities, in essence acting as general contractor. The Company engages experienced construction managers to act as intermediaries with subcontractors and to manage on-site activities under the close supervision of the Company's internal construction group. The Company builds properties using only high-quality construction materials and techniques, and believes that this higher initial investment in quality enhances long-term value creation by sustaining high community rental income levels and reducing long-term expense levels.

      While the Company's principal focus has been on the development of apartment communities on the Irvine Ranch, the Company has and will continue to consider other opportunities to acquire or develop apartment communities, principally in California that offer attractive risk-adjusted returns.

      The Company and The Irvine Company are parties to an exclusive land rights and non-competition agreement (the "Land Rights Agreement"). This agreement, which extends through July 31, 2020, provides the Company the exclusive right, but not the obligation, to acquire additional land sites which have been entitled for residential use and designated by The Irvine Company as ready for apartment development in accordance with the Master Plan. The determination to exercise an option with respect to a site is made solely by a majority of a committee of independent directors of the Company (the "Independent Directors Committee"), whose members are unaffiliated with The Irvine Company. In addition, The Irvine Company, and its Chairman, Donald Bren, have agreed to conduct their apartment community development and ownership activities on the Irvine Ranch solely through the Company.

      Under terms of the Land Right Agreement, through July 31, 2000, the purchase price for any apartment community sites acquired may be paid with either cash, common stock or Operating Partnership units at the option of the Company. After July 31, 2000, the choice of consideration will revert to The Irvine Company. In addition, the purchase price for future apartment sites encompassing the first 1,800 apartment units the Company develops starting in mid-1995 will be set at an amount such that each projects budgeted pro forma unleveraged return on costs for the first 12 months following stabilized occupancy will be between 10.0% and 10.5%. However, in no event shall the purchase price for each such site exceed 95% of the value of such site as determined by independent appraisals. A 300-unit site was purchased in November 1995 and a 227-unit site was purchased in March 1996 in accordance with this arrangement.

      The principal raw materials used in construction are concrete, forest products, sheetrock and glass. The Company expects to maintain efficient operations by utilizing standardized materials that are commercially available on competitive terms from a number of sources.

Capital and Financing Strategies

      The Company intends to employ conservative financing policies, although there are no limitations on the level of debt that the Company may incur. The Company's policy is to maintain a ratio of debt to total market capitalization of less than 60% (i.e., total debt of the Company as a percentage of the market value of issued and outstanding shares of common stock of the Company and the limited partnership units of the Operating Partnership plus total debt.) As of December 31, 1995, the ratio of debt to total market capitalization was 43.9%.

      The Company has established a debt policy relative to its total market capitalization, a ratio commonly employed by REITs, rather than to the book value of its assets because the Company believes that the book value of its assets (which to a large extent is the depreciated value of its apartments) does not accurately reflect its ability to borrow and to meet debt service requirements. The market capitalization of the Company, however, is more variable than book value and does not necessarily reflect the fair market value of the underlying assets of the Company.


      The Company completed three significant equity and financing transactions in 1995. In May the Company refinanced its tax-exempt mortgage debt to expend maturities to the year 2025 and provide fixed interest rates for periods from seven to twelve years. In August a follow-on offering was completed along with an investment from The Irvine Company in the Operating Partnership, providing net proceeds of $109.3 million. In November a $175 million unsecured credit facility was obtained. All three of these successful transactions are more fully discussed in Management Discussion and Analysis included in this Annual Report on Form 10-K/A.


COMPETITION

      The Properties are located in developed areas. There are numerous other rental apartment properties within and around the market area of each Property. The number of competitive rental properties in the area could have a material effect on the Company's ability to rent the apartments at the Properties and the rents charged.

EMPLOYEES

      As of February 29, 1996, the Company had forty-six employees. None of the Company's employees are subject to a collective bargaining agreement and the Company has experienced no labor-related work stoppages. The Company considers its relations with its personnel to be good.

TAX STATUS

      The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

CYCLICALITY

      The Company's business, and the residential housing industry in general, are cyclical. The Company's operations and markets are affected by local and regional factors such as local economies, demographic demand for housing, population growth, property taxes, energy costs, and by national factors such as short and long-term interest rates, federal mortgage financing programs, federal income tax provisions and general economic trends. Occupancy varies only slightly on a seasonal basis, with the lowest occupancy typically occurring in the summer months.

ENVIRONMENTAL MATTERS

      Under various federal, state and local laws, ordinances and regulations, an owner of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of such substances may be substantial. In addition, the owner's liability as to any property is generally not limited under such laws, ordinances and regulations and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to remediate such substances properly, may also adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Under such laws, ordinances and regulations, an owner or any entity who arranges for the disposal of hazardous or toxic substances, such as asbestos, at a disposal facility may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the facility, whether or not the facility is owned or operated by such owner or entity. In connection with the ownership of the Properties or the disposal of hazardous or toxic substances, the Company may be liable for such costs.

      The groundwater underlying portions of the City of Irvine generally contains elevated levels of certain inorganic compounds. In addition, two United States Marine Corps air bases where soil and groundwater contamination have been discovered are located adjacent to the Irvine Ranch. Although the Company believes that contamination at one of these bases is localized, there can be no assurances that it has not migrated onto any of the Properties. The other base is listed on the National Priorities List and activities from this base have resulted in groundwater contamination in the vicinity of this base. The Company has knowledge that contamination from this base has migrated into the groundwater underlying some of the Properties. The Company believes that most of the groundwater is located at a substantial depth under the land surface. Since the Company believes that the Orange County Water District together with the Department of Defense are currently conducting and will continue to conduct remediation activities at this base and in the area, the Company believes that it will not incur any remediation costs in connection with the groundwater contamination.

      Other federal, state and local laws may impose liability for release of asbestos containing materials (ACMs) into the air or require the removal of damaged ACMs in the event of remodeling or renovation. There are ACMs at 11 of the Existing Properties, primarily in floor coverings and acoustical ceiling materials. The Company believes that the ACMs at these properties are generally in good condition. Comprehensive operations and maintenance plans have been implemented for properties where ACMs are present. In addition, property custodial, and maintenance workers are trained to deal effectively with the maintenance of existing ACMs. The Company believes it is in compliance in all material respects with all federal, state, and local laws relating to ACMs and that there are no regulatory requirements that currently require the removal of these ACMs; however, if the Company were required to remove all ACMs present in its properties over a short time frame, the cost of such removal would have a material adverse effect on its financial condition and results of operations. The Company also believes that ACMs are not present in the remaining Properties. The Irvine Ranch Water District, a municipal corporation, owns and maintains underground cement water pipes which contain asbestos and which are serving a number of the Properties. Since these pipes are owned and maintained by the Irvine Ranch Water District, the Company believes that any potential environmental liabilities associated with these pipes will be incurred by the Irvine Ranch Water District.

      The Company has not been notified by any governmental authority of any material noncompliance, liability, or other claim in connection with any of the Properties. In addition, environmental assessments (which involve physical inspections without soil or groundwater analyses and generally without radon testing) were obtained on all 43 Existing Communities in 1993 or 1994 except for two which were obtained more than four years ago. Environmental assessments were performed on all sites under construction prior to their purchase. The Company is not aware of any environmental liability relating to the Properties that it believes would have a material adverse effect on its business, assets or results of operations. Nevertheless, it is possible that the environmental assessments did not reveal all environmental liabilities with respect to the Properties, that environmental liabilities have developed with respect to the Properties since the environmental assessments were prepared or that there are material environmental liabilities of which the Company is unaware with respect to the Properties. Moreover, no assurance can be given that future laws, ordinances or regulations will not impose material environmental liabilities or that the current environmental condition of the Properties will not be affected by residents and occupants of the Properties or by the uses or condition of properties in the vicinity of the Properties, such as leaking underground storage tanks, or by third parties unrelated to the Company.

REGULATION

      Apartment community properties are subject to various laws, ordinances, and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. The Company believes that each property has all material permits and approvals to operate its business. Rent control laws currently are not applicable to any of the Properties. However, there can be no assurance that rent control requirements will not be initiated in the future.

      The Properties and any newly acquired or developed apartment communities must comply with Title II of the Americans with Disabilities Act (ADA) to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requires removal of structural barriers to handicapped access in certain public areas of the Company's Properties where such removal is "readily achievable." The ADA does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as a leasing office, are open to the public. The Company believes that the Properties comply in all material respects with all present requirements under the ADA and applicable state laws. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants.

      The Fair Housing Act (FHA) requires, as part of the Fair Housing Amendments Act of 1988, apartment communities first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the FHA could result in the imposition of fines or an award of damages to private litigants. The Company believes that the Properties that are subject to the FHA are in compliance with such law.

      Approximately 2,900 units in portions of 31 of the Company's Existing Communities are currently subject to resident income limitations which generally restrict rental of the affected units to low or moderate income residents and which, in most instances, also limit the amount of rent that may be charged for a particular unit. A brief summary of the basis and effect of these resident income and other limitations follows:

      The development of 23 of the 31 Existing Communities was financed with the proceeds of tax-exempt multifamily housing revenue bonds issued by various local municipalities. These bonds were refunded in May 1995 and consolidated under one issuer, California Statewide Communities Development Authority. Regulatory agreements applicable to such financings (a) require that a specified percentage of the units be set aside for residents whose incomes do not exceed a specified percentage of the area median income and (b) in most instances, limit the rent which can be charged to a percentage of the maximum qualifying resident income level for the affected unit. Most of these restrictions will terminate upon the maturity date of the bond issue.

      In addition to the rental restrictions imposed by the bond regulatory agreements, many of the 23 properties and three additional properties are also subject to resident income and rent limitations by virtue of development and other agreements entered into with local municipalities and private and quasi-public interest groups. These restrictions are similar in scope and substance to the other restrictions discussed above.

      Five of the 31 Existing Communities were developed with the assistance of U.S. Department of Housing and Urban Development (HUD) administered programs which provided mortgage insurance to the project lender. Certain regulatory and other agreements with HUD applicable to such financings (a) impose resident income restrictions similar to those imposed by the bond financing agreements, and (b) generally require the Company to operate the Properties in accordance with HUD's standards. With respect to one of the properties (i.e.,The Parklands), a regulatory agreement additionally (a) limits the distribution of income from the property to 10% of the HUD imputed equity in the property and
(b) requires that any income in excess of such 10% limit be deposited into a residual receipts account. Amounts paid into such residual receipts account have historically been used for capital improvements to the property, subject to HUD's consent. At the expiration of the applicable regulatory or other agreement, any amount remaining in such residual receipts account belongs to HUD.

      Under Section 8 of the United States Housing Act of 1937, HUD currently provides rental assistance payments to each of these five HUD properties pursuant to certain Housing Assistance Payments (HAP) contracts. Under the HAP contracts, so long as the units are rented to residents whose income levels do not exceed specified HUD guidelines, each qualifying resident is required to pay only 30% of their adjusted monthly income as rent and HUD pays the difference between the 30% payment and the unit's market rents as established by HUD. The above-mentioned restrictions and limitations will continue for the remainder of each HAP contract term. Each HAP contract has an initial term of 20 years with four 5-year renewal options exercisable at the owners option. At December 31, 1995, the average remaining term of the HAP contracts was approximately 8 years.

      Each of the resident and income restricted units within the Company's portfolio have been subject to one or more of the foregoing restrictions either since their initial occupancy or as a result of subsequent agreements with the applicable governmental authority or other private or quasi-public interest groups. Accordingly, the effect of these restrictions on rental income from the Properties has been reflected in the historical financial results of the Company and its Predecessor.

      The Company believes that it is in material compliance with all of the foregoing requirements. The failure of the Company to comply with the terms of any of the foregoing could adversely affect the Company's operations.

      The Company may purchase land in the future, which as a condition of purchase has the inclusion of units at below market rental rates. Construction of such properties may be financed with tax-exempt debt. In any case, the Company will evaluate the economics inclusive of any rental restriction and benefit of below-market tax-exempt financing prior to purchasing the land.

ORANGE COUNTY BANKRUPTCY

      On December 6, 1994 the County of Orange and the Orange County Investment Pool filed separate petitions for federal bankruptcy protection. The long-term effects of the bankruptcy on the Company, if any, cannot be predicted at this time. Potential effects include, but are not limited to, a restructuring of County government, reducing non-essential and discretionary services, privatizing certain functions, sale of certain assets, failure to repay in full funds invested in the Pool, an increase in the cost of government financing and lower consumer confidence. However, the County experienced positive job growth during 1995 and certain regional forecasts predict further job gains in 1996. If the economy were to be adversely affected in the long run, such a development could, in turn, have an adverse impact on demand for apartments in the Company's Existing Communities and its Communities Under Construction.

FACTORS RELATING TO REAL ESTATE OPERATIONS AND DEVELOPMENT

      General: Real property investments are subject to varying degrees of risk. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred. If the Properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, the Company's income and ability to make distributions to its stockholders will be adversely affected. In addition, the Properties consist exclusively of rental apartment communities located in Orange County. Income from and the performance of the Properties may therefore be adversely affected by the general economic climate in Orange County, including unemployment rates and local conditions such as the supply of and demand for apartments in the area, the attractiveness of the Properties to residents, zoning or other regulatory restrictions, competition from other available apartments and alternative forms of housing, the affordability of single family homes, the ability of the Company to provide adequate maintenance and insurance and the potential of increased operating costs (including real estate taxes). Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in revenue from the investment. In addition, income from properties and real estate values are also affected by a variety of other factors, such as governmental regulations and applicable laws (including real estate, zoning and tax laws), interest rate levels and the availability of financing. The Properties in the aggregate historically have generated positive cash flow from operations; however, no assurance can be given that such will be the case in the future.

      Equity real estate investments, such as the investments made by the Operating Partnership in the Properties and any additional properties that may be developed or acquired by the Operating Partnership, and the Company's investment in the Operating Partnership are relatively illiquid. Such illiquidity limits the ability of the Operating Partnership (and, therefore, the Company) to vary its portfolio in response to changes in economic or other conditions. In addition, the

Internal Revenue Code places limits on the Company's ability to sell properties held for fewer than four years, which may affect the ability of the Company to sell properties without adversely affecting returns to holders of common stock.

      The Properties are subject to all operating risks common to apartment ownership in general. Such risks include: competition from other apartment communities both on and off the Irvine Ranch; excessive building of comparable properties outside the Irvine Ranch which might adversely affect apartment occupancy or rental rates; increases in operating costs due to inflation and other factors, which increases may not necessarily be offset by increased rents; inability or unwillingness of residents to pay rent increases; and future enactment of rent control laws or other laws regulating apartment housing, including present and possible future laws relating to access by disabled persons. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates. If any of the above occurred, the Company's ability to make expected distributions to stockholders could be adversely affected.

      Real Estate Development: A focus of the Company is on the development of new rental apartment communities on sites acquired primarily from The Irvine Company, although the Company may also develop new rental apartment communities on sites acquired from third parties. The Company may also acquire completed communities. The real estate development business involves significant risks in addition to those involved in the ownership and operation of established apartment communities, including the risks that specific project approvals may take more time and resources to obtain than expected, that construction may not be completed on schedule or budget and the properties may not achieve anticipated rent or occupancy levels. In addition, if permanent debt or equity financing is not available on acceptable terms to finance new development or acquisitions undertaken without permanent financing, further development activities or acquisitions might be curtailed or cash available for distribution might be adversely affected.

      Insurance: The Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits which the Company believes are adequate and appropriate under the circumstances. There are, however, certain types of losses (such as from earthquakes) that are not generally insured because they are either uninsurable or not economically insurable. The Operating Partnership does not carry earthquake insurance on any of the Properties. Should an uninsured loss or a loss in excess of insured limits occur, the Operating Partnership could lose its capital invested in the property, as well as the anticipated future revenues from the property, and, in the case of debt which is recourse to the Operating Partnership, would remain obligated for any mortgage debt or other financial obligations related to the property. Any such loss would adversely affect the Company. Moreover, as a general partner of the Operating Partnership, the Company will generally be liable for any unsatisfied obligations other than non-recourse obligations. The Company believes that the Properties are adequately insured. In addition, in light of the California earthquake risk, California building codes since the early 1970's have established construction standards for all newly built and renovated buildings, including apartment buildings, the current and strictest construction standards having been adopted in 1984. Twenty-four of the 43 Existing Communities (representing approximately 59% of those units) have been completed and occupied since 1984 and the Company believes that all of the Properties were constructed in full compliance with the applicable standards existing at the time of construction. In addition, the Company's apartment communities contain multiple buildings, all of which are of wood frame construction. While earthquakes have occurred from time to time in Southern California, the Company has not experienced any material losses as a result of earthquakes. No assurance can be given that this will be the case in the future.

EXECUTIVE OFFICERS OF THE COMPANY


      The following sets forth certain information regarding the executive officers of the Company as of March 15, 1996 and other positions held by them over the last five years:

                                                                                                  YEARS POSITIONS
         NAME          AGE              PRESENT AND PRIOR POSITIONS HELD (1)                           HELD
--------------------   ---     ------------------------------------------------------------       ---------------

Steven P. Albert        53     President and Chief Executive Officer                              1995 - Present
                               President, Forest City Properties Corporation
                               and Forest City California Residential Development                 1988 - 1995

Richard E. Moran Jr.    44     Executive Vice President, Chief Financial Officer and Secretary    1993 - Present
                               Executive Vice President, Corporate Finance
                               and Treasurer, The Irvine Company                                  1992 - 1993
                               Senior Vice President and Treasurer, The Irvine Company            1990 - 1992

James E. Mead           36     Senior Vice President and Treasurer                                1994 - Present
                               Vice President, Corporate Finance, The Irvine Company              1991 - 1994
                               Vice President, Corporate Finance, J.P. Morgan                     1989 - 1991

Tyler H. Rose           35     Senior Vice President, Corporate Finance                           1995 - Present
                               Vice President, Corporate Finance, The Irvine Company              1994 - 1995
                               Vice President, Corporate Finance, J.P. Morgan                     1990 - 1994

Hank Baker              47     Vice President, Marketing                                          1996 - Present
                               Owner, Baker Property Advisors                                     1992-1996
                               Vice President, Northern California, Forest City
                               Properties Corporation                                             1986-1992

Shawn Howie             40     Vice President and Controller                                      1993 - Present
                               Senior Manager, Ernst & Young                                      1986 - 1993

Richard E. Lamprecht    36     Vice President, Development                                        1993 - Present
                               Vice President, Development, Irvine Pacific                        1989 - 1993

David A. McAllister     61     Vice President, Construction                                       1993 - Present
                               Director of Operations, California Pacific Homes                   1992 - 1993
                               Vice President, Operations, Irvine Pacific                         1979 - 1992

Scott A. Reinert        37     Vice President, Asset Management                                   1994 - Present
                               Chief Operating Officer, Southeast, GFS Northstar                  1990 - 1994


(1) The first position held is with the Company. The Irvine Company and California Pacific Homes are affiliates of the Company. Irvine Pacific is the Predecessor to the Company.

ITEM 2.  PROPERTIES

   The Company owns stabilized properties containing 11,334 apartment units in Orange County, California. The Company believes that the Properties are high quality apartment communities with superior locations near major employment centers within the master-planned Irvine Ranch. The Properties are all located on the Irvine Ranch within the following individual jurisdictions:



                                                   Communities
                    Existing Communities       Under Construction                Total
                  -----------------------    -----------------------    ----------------------
                   Number of    Number of     Number of    Number of     Number of     Percent
Municipality      Properties        Units    Properties        Units    Properties    of Total
----------------------------------------------------------------------------------------------
Irvine                    32        8,156             3        1,259            35       9,415
Newport Beach              6        1,760             1          300             7       2,060
Tustin                     5        1,418             1          436             6       1,854
Unincorporated                                        1          512             1         512
----------------------------------------------------------------------------------------------
                          43       11,334             6        2,507            49      13,841
----------------------------------------------------------------------------------------------

   The unit mix of the Properties is as follows:

                             Existing           Communities
                          Communities    Under Construction    Total Unit     Percent of
Unit Type                  Unit Count            Unit Count         Count    Total Units
----------------------------------------------------------------------------------------
Studio/Junior                     469                                 469           3.4%
One Bedroom                     2,787                   828         3,615          26.1%
Two Bedroom                     6,934                 1,679         8,613          62.2%
Three Bedrooms or More          1,144                               1,144           8.3%
----------------------------------------------------------------------------------------
               Total           11,334                 2,507        13,841         100.0%
----------------------------------------------------------------------------------------


   Information as to the Company's Properties is included on pages 8 and 25 of the Company's 1995 Amended Annual Report to Shareholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K/A. In addition, the real estate and accumulated depreciation schedule of Irvine Apartment Communities, Inc. is included on pages 15 and 16 of this Annual Report on Form 10-K/A.


   The Company believes that the Properties are well maintained and have no material deferred maintenance requirements or current need for major renovations. The average age of the Existing Communities is approximately twelve years. The oldest of the Existing Communities was completed in 1969, and 24 of the 43 Existing Communities, totaling 6,666 units or approximately 59% of the Existing Communities, have been completed since 1984. The number of units per Property ranges from 58 units to 880 units, with an average of approximately 282 units.

   The Company seeks to assure that the Properties remain attractive dwellings for apartment residents and desired locations for prospective apartment residents. Maintenance, custodial and groundskeeping personnel perform regular maintenance and upkeep on the Properties to preserve and enhance physical and aesthetic attributes. The physical appearance of and apartment residents' satisfaction with the Properties and with the performance of the local property managers is monitored and evaluated on an on-going basis by the Company's senior management.

   All of the Properties provide residents with numerous amenities and include extensive landscaping. More than 80% of the 43 Existing Communities contain swimming pools, spas, air conditioning and covered parking. Additional amenities may include a fitness center, recreational room, sauna and tennis courts. Each apartment unit includes a patio, porch or balcony. Many apartment units offer one or more of certain additional features, such as vaulted ceilings, fireplaces, enclosed garages, refrigerators, washers and dryers, and microwave ovens. The Communities Under Construction contain almost all of these amenities.


ITEM 3.  LEGAL PROCEEDINGS

   Neither the Company nor the Properties are currently subject to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                     PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   As of February 12, 1996, there were 211 holders of record of the Company's common stock. The Company believes that there are approximately 11,000 shareholders.


   Information as to the Company's quarterly stock prices is included on page 27 of the Company's 1995 Amended Annual Report to Shareholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K/A.

   Information as to the principal markets on which the Company's common stock is being traded is included on page 27 of the Company's 1995 Amended Annual Report to Shareholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K/A.

   The Company intends to pay regular quarterly distributions. The Company's historical quarterly distribution payments are included on page 28 of the Company's 1995 Amended Annual Report to Shareholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K/A.


ITEM  6. SELECTED FINANCIAL DATA


   The Selected Financial Information of Irvine Apartment Communities, Inc. and Predecessor for the five-year period ended December 31, 1995 is included on page 2 of the Company's 1995 Amended Annual Report to Shareholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K/A. It should be read in conjunction with the consolidated and combined amended financial statements included on pages 10 through 24 in the Company's 1995 Amended Annual Report to Shareholders which are also included as part of Exhibit 13 and incorporated in this Annual Report on Form 10-K/A and the financial statement schedule below in Item 14 of this Annual Report on Form 10-K/A.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 3 through 9 in the Company's 1995 Amended Annual Report to Shareholders, which are included as part of Exhibit 13 and are incorporated in this Annual Report on Form 10-K/A.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


   The consolidated and combined financial statements of Irvine Apartment Communities, Inc. and Predecessor are included on pages 10 through 24 in the Company's 1995 Amended Annual Report to Shareholders, which are included as part of Exhibit 13 and are incorporated in this Annual Report on Form 10-K/A. Reference is made to the Index to Financial Statements in Item 14 below.

   A financial statement schedule for the Company is included on pages 15 and 16 of this Annual Report on Form 10-K/A. Reference is made to the Index to Financial Statement Schedule in Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

   Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report because the Company did not furnish such information in its definitive Proxy Statement prepared in accordance with Schedule 14A.


   The Notice and Proxy Statement for the 1996 Annual Meeting of Shareholders, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, which is incorporated by reference in this Annual Report on Form 10-K/A pursuant to General Instruction G(3) of Form 10-K, provides the remaining information required under Part III (ITEMS 10, 11, 12, AND 13.)



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


   The consolidated and combined financial statements, together with the report thereon of Ernst & Young LLP dated January 31, 1996, all appearing on pages 10 through 24 in the 1995 Amended Annual Report to Shareholders, are incorporated in this Annual Report on Form 10-K/A. The aforementioned information and the information incorporated by reference to Items 2, 5, 6, 7 and 8, from the 1995 Amended Annual Report to Shareholders attached as Exhibit 13, is incorporated into this Annual Report on Form 10-K/A.



                                                                PAGE NO. IN
                                                               ANNUAL REPORT
IRVINE APARTMENT COMMUNITIES, INC.                            TO SHAREHOLDERS
                                                              ---------------
Independent Auditors' Report                                               24
Consolidated Balance Sheets as of
     December 31, 1995 and 1994                                            10
Consolidated and Combined Statements of Operations
     for the years ended December 31, 1995, 1994 and 1993                  11
Consolidated Statements of Changes in Shareholders' Equity
     for the years ended December 31, 1995, 1994 and 1993                  12
Consolidated and Combined Statements of Cash Flows for
     the years ended December 31, 1995, 1994 and 1993                      13
Notes to Consolidated and Combined Financial Statements         14 through 24
Shareholder Information                                                    27



   Pages 2 through 24 and page 27 of the 1995 Amended Annual Report to Shareholders of Irvine Apartment Communities, Inc. include the Five Year Summary, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated and Combined Financial Statements and related notes thereto, the Independent Auditors' Report, Shareholder Information and Quarterly Stock Prices. These pages are included as part of Exhibit 13 to this Annual Report on Form 10-K/A.

   Schedule III-Real Estate and Accumulated Depreciation is included on pages 15 and 16 of this Annual Report on Form 10-K/A.

                       IRVINE APARTMENT COMMUNITIES, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1995
                                 (in thousands)


                                                              Gross Amount at Which
                                                        Carried at December 31, 1995(a)(b)
                                                        ----------------------------------
City, State                 Number of                           Buildings and              Accumulated      Date of    Depreciable
 Apartment Community Name     Units  Encumbrances(c)   Land     Improvements     Total     Depreciation    Completion    Life(d)
-----------------------------------------------------------------------------------------------------------------------------------
IRVINE, CALIFORNIA
  Amherst Court                162                  $  1,430      $ 11,227      $ 12,657     $  1,836         1991       5-40 yrs.
  Berkeley Court               152      $  7,887         858         8,202         9,060        2,602         1986       5-40 yrs.
  Cedar Creek                  176         8,674         519         8,559         9,078        2,760         1985       5-40 yrs.
  Columbia Court                58         2,627         321         2,672         2,993          801         1984       5-40 yrs.
  Cornell Court                109         5,255         785         5,014         5,799        1,432         1984       5-40 yrs.
  Cross Creek                  136         6,822         561         7,244         7,805        2,346         1985       5-40 yrs.
  Dartmouth Court              294        17,480       2,674        17,105        19,779        5,025         1986       5-40 yrs.
  Deerfield                    288        10,955       3,810        11,411        15,221        4,017      1975/83       5-40 yrs.
  Harvard Court                112         5,210       1,034         5,846         6,880        1,782         1986       5-40 yrs.
  Northwood Park               168         7,838       1,246         8,409         9,655        2,807         1985       5-40 yrs.
  Northwood Place              604        30,450       4,613        33,949        38,562       10,308         1986       5-40 yrs.
  Orchard Park                  60                     1,138         2,086         3,224          778         1982       5-40 yrs.
  Park West                    880        34,334      18,768        53,313        72,081       23,089   1970/71/72       5-40 yrs.
  Parkwood                     296        12,838       7,667        12,553        20,220        4,451         1974       5-40 yrs.
  Rancho San Joaquin           368        17,676       7,910        28,147        36,057       12,061         1976       5-40 yrs.
  San Carlo                    354                     2,683        25,625        28,308        5,115         1989       5-40 yrs.
  San Leon                     248        12,506       1,703        14,445        16,148        4,051         1987       5-40 yrs.
  San Marco                    426        24,575       2,828        24,296        27,124        5,496         1988       5-40 yrs.
  San Marino                   200         9,949       1,354        11,491        12,845        3,430         1986       5-40 yrs.
  San Mateo                    283                     1,428        18,428        19,856        3,064         1990       5-40 yrs.
  San Paulo                    382        26,732       1,885        26,784        28,669        1,664         1993       5-40 yrs.
  San Remo                     248        13,973       1,741        14,217        15,958        4,061      1986/88       5-40 yrs.
  Stanford Court               320        14,018       2,202        14,132        16,334        4,806         1985       5-40 yrs.
  The Parklands                121         6,898          68         6,892         6,960        1,929         1983       5-40 yrs.
  Turtle Rock Canyon           217        18,982       1,889        19,932        21,821        3,057         1991       5-40 yrs.
  Turtle Rock Vista            252        13,613       6,327        13,160        19,487        4,674      1976/77       5-40 yrs.
  Windwood Glen                196         9,952       1,266         9,557        10,823        2,836         1985       5-40 yrs.
  Windwood Knoll               248                     1,111        11,266        12,377        3,401         1983       5-40 yrs.
  Woodbridge Oaks              120                       832         6,621         7,453        2,040         1983       5-40 yrs.
  Woodbridge Pines             220         8,575       5,755        10,285        16,040        3,617         1976       5-40 yrs.
  Woodbridge Villas            258                     4,353         8,976        13,329        3,494         1982       5-40 yrs.
  Woodbridge Willows           200         9,753       1,421        11,403        12,824        4,612         1984       5-40 yrs.
-----------------------------------------------------------------------------------------------------------------------------------
                             8,156       337,572      92,180       463,247       555,427      137,442
-----------------------------------------------------------------------------------------------------------------------------------
NEWPORT BEACH, CALIFORNIA
  Bayport                      104         4,930       3,146         4,148         7,294        1,546         1971       5-40 yrs.
  Bayview                       64         3,559       2,353         2,880         5,233        1,098         1971       5-40 yrs.
  Baywood                      388        21,265      10,809        19,992        30,801        6,818      1973/84       5-40 yrs.
  Mariner Square               114         5,724         392         4,967         5,359        2,846         1969       5-40 yrs.
  Newport North                570        38,357       8,849        31,196        40,045        9,110         1986       5-40 yrs.
  Promontory Point             520        36,875      18,775        40,603        59,378       14,693         1974       5-40 yrs.
-----------------------------------------------------------------------------------------------------------------------------------
                             1,760       110,710      44,324       103,786       148,110       36,111
-----------------------------------------------------------------------------------------------------------------------------------
TUSTIN, CALIFORNIA
  Rancho Alisal                356        20,836       3,512        19,780        23,292        5,324      1988/91       5-40 yrs.
  Rancho Maderas               266        19,570       1,118        16,156        17,274        3,251         1989       5-40 yrs.
  Rancho Mariposa              238        13,062         683        16,193        16,876        2,040         1992       5-40 yrs.
  Rancho Tierra                252        19,823       1,186        16,435        17,621        3,422         1989       5-40 yrs.
  Sierra Vista                 306                     2,318        22,624        24,942        2,686         1992       5-40 yrs.
-----------------------------------------------------------------------------------------------------------------------------------
                             1,418        73,291       8,817        91,188       100,005       16,723
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
TOTAL STABILIZED            11,334      $521,573    $145,321      $658,221      $803,542     $190,276
-----------------------------------------------------------------------------------------------------------------------------------

See notes on next page.

                                                              Gross Amount at Which
                                                        Carried at December 31, 1995(a)(b)
                                                        ----------------------------------
Apartment Community         Number of                            Buildings and              Accumulated      Date of    Depreciable
Name (City)                   Units   Encumbrances(c) Land(e)    Improvements     Total     Depreciation    Completion    Life(d)
-----------------------------------------------------------------------------------------------------------------------------------
DELIVERED UNITS IN PROJECTS
  UNDER CONSTRUCTION
  Villa Coronado (Irvine)      423                  $  4,674      $ 31,300    $   35,974     $     755      1994/95       5-40 yrs.
  Santa Rosa (Irvine)          324                     2,961        24,536        27,497           434         1995       5-40 yrs.
  Santa Clara (Irvine)         229                     2,241        18,140        20,381           284         1995       5-40 yrs.
  Rancho Monterey (Tustin)     263                     4,112        20,084        24,196           226         1995       5-40 yrs.
  Newport Ridge
    (Unincorporated)           203                     3,860        16,456        20,316           131         1995       5-40 yrs.
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL DELIVERED UNITS        1,442                    17,848       110,516       128,364         1,830
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL STABILIZED AND
  DELIVERED                 12,776     $521,573      163,169       768,737       931,906       192,106
-----------------------------------------------------------------------------------------------------------------------------------
UNITS UNDER CONSTRUCTION
  Villa Coronado (Irvine)       90                     1,168         5,732         6,900
  Santa Rosa (Irvine)           44                       316         2,327         2,643
  Santa Clara (Irvine)         149                     1,520        11,048        12,568
  Rancho Monterey (Tustin)     173                     2,711        12,532        15,243
  Newport Ridge
    (Unincorporated)           309                     5,682        21,358        27,040
  Baypointe (Newport Beach)    300                     4,190         2,882         7,072
  Other                                                              2,261         2,261
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL UNITS UNDER
  CONSTRUCTION               1,065                    15,587        58,140        73,727
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL                       13,841      $521,573    $178,756      $826,877    $1,005,633      $192,106
===================================================================================================================================


Notes:

(a) The aggregate cost of land and buildings for federal income tax purposes is approximately $598,473 (unaudited).

(b) The gross amount at which buildings and improvements are carried represent historical cost amounts incurred in the development of the projects and capital improvements incurred subsequent to the completion of construction. Prior to the Company's December 1993 initial public offering, the gross land, buildings, and improvements amounts represent The Irvine Company's historical cost basis.

(c)  Encumbrances represent debt secured by deeds of trust.

(d) Estimated useful lives are five to seven years for furniture and fixtures, five to twenty years for improvements and forty years for buildings.

(e) Land acquired from The Irvine Company is recorded at cost based on the purchase price.


A summary of activity of real estate and accumulated depreciation is as follows:

                                                       Real Estate
                                                       December 31,
                                        ----------------------------------------
                                            1995           1994          1993
--------------------------------------------------------------------------------
Balance at beginning of year            $  869,756       $792,510      $768,861
Additions:
  Through cash expenditures                124,368         61,590        23,649
  Through assumption of tax-exempt
    assessment district debt                 4,184         15,656
  Through issuance of Operating
    Partnership units                        7,325
--------------------------------------------------------------------------------
Balance at end of year                  $1,005,633       $869,756      $792,510
================================================================================

                                                 Accumulated Depreciation
                                                       December 31,
                                        ----------------------------------------
                                             1995          1994           1993
--------------------------------------------------------------------------------
Balance at beginning of year              $169,039       $148,052      $128,050
Charges to depreciation expense             23,067         20,987        20,002
--------------------------------------------------------------------------------
Balance at end of period                  $192,106       $169,039      $148,052
================================================================================

                                INDEX TO EXHIBITS
EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1993, File No. 1-12478 (the "1993 Form 10-K")).

3.3        Amended Bylaws of the Company (incorporated by reference to Exhibit
           3.3 of the 1993 Form 10-K).

3.4 Specimen of Certificate Representing Shares of Common Stock (incorporated by reference to Exhibit 3.4 of the 1993 Form 10-K).

10.1 Agreement of Limited Partnership of Operating Partnership (the "Operating Partnership Agreement") (incorporated by reference to
           Exhibit 10.1 of the 1993 Form 10-K).

10.1.1 Amendment No. 1 to the Operating Partnership Agreement (incorporated by reference to Exhibit 10.1.1 of the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 1995, File No. 1-12478 (the "1995 Second Quarter Form 10-Q")).

10.1.2 Amendment No. 2 to the Operating Partnership Agreement (incorporated by reference to Exhibit 10.1.2 of the 1995 Second Quarter Form 10-Q).

10.1.3 Amendment No. 3 to the Operating Partnership Agreement (incorporated by reference to Exhibit 10.1.3 of the 1995 Second Quarter Form 10-Q).

10.2 Lease Agreement (incorporated by reference to Exhibit 10.2 of the 1993 Form 10-K).

10.4 Miscellaneous Rights and Lock-Up Agreement among the Company and the persons named therein (incorporated by reference to Exhibit 10.4 of the 1993 Form 10-K).

10.4.1 Amendment No. 1 to the Miscellaneous Rights and Lock-Up Agreement (incorporated by reference to Exhibit 10.4.1 of the 1995 Second Quarter Form 10-Q).

10.5       Administrative Services Agreement (incorporated by reference to
           Exhibit 10.5 of the 1993 Form 10-K).


10.5.1 Amendment and Extension to the Administrative Services Agreement (incorporated by reference to Exhibit 10.5.1 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1994, File No. 1-12478).

10.6 Exclusive Land Rights and Non-Competition Agreement (incorporated by reference to Exhibit 10.6 of the 1993 Form 10-K).

10.6.1 Amendment No. 1 to the Exclusive Land Rights and Non-Competition Agreement (incorporated by reference to Exhibit 10.6.1 of the 1995 Second Quarter Form 10-Q).

10.6.2 Amendment No. 2 to the Exclusive Land Rights and Non-Competition Agreement (incorporated by reference to Exhibit 10.6.2 of the 1995 Second Quarter Form 10-Q).

10.7 Contribution Agreement and Escrow Instructions Agreement (incorporated by reference to Exhibit 10.7 of the 1993 Form 10-K).

10.8 Irvine Apartment Communities, Inc. 1993 Stock Option Plan for Directors (incorporated by reference to Exhibit 10.8 of the 1993 Form 10-K).

10.9 Irvine Apartment Communities, Inc. 1993 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the 1993 Form 10-K).

10.10      Irrevocable Trust Agreement (incorporated by reference to Exhibit
           10.10 of the 1993 Form 10-K).


10.11 Revolving Credit Agreement dated November 30, 1995 (incorporated by reference to Exhibit 10.11 of the 1995 Form 10-K).


10.12 Indenture of Trust for Tax-Exempt Mortgage Bond Financing (incorporated by reference to Exhibit 10.13 of the 1995 Second Quarter Form 10-Q).


10.13 Employment Arrangement Letter with Chief Executive Officer (incorporated by reference to Exhibit 10.13 of the 1995 Form 10-K).



13         Amended Annual Report to Shareholders for the year ended
           December 31, 1995.


21         Subsidiaries of the Registrant.


22 Notice and Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 1996 (incorporated by reference to Exhibit 22 of the 1995 Form 10-K).


23.1       Consent of Ernst & Young LLP.

23.2       Opinion of Ernst & Young LLP on Schedule III.


REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the fourth quarter of 1995.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              IRVINE APARTMENT COMMUNITIES, INC.


                              By:      JAMES E. MEAD
                                 --------------------------------
                                       James E. Mead
                                       Senior Vice President,
                                       Chief Financial Officer and Secretary


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                          Title                               Date
      ---------                          -----                               ----
JAMES E. MEAD             Senior Vice President,                        February 11, 1997
----------------------    Chief Financial Officer and
James E. Mead             Secretary (Principal Financial Officer)

SHAWN HOWIE               Vice President and Controller                 February 11, 1997
----------------------    (Principal Accounting Officer)
Shawn Howie