Form 10-Q/A
period 1996-03-31
IRVINE APARTMENT COMMUNITIES INC
filed 1997-02-11
CIK 912084

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A



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

                       IRVINE APARTMENT COMMUNITIES, INC.
                                     INDEX



                                                                                                           PAGE
                                                                                                           ----
PART I   FINANCIAL INFORMATION

         The Company hereby amends and restates with this Form 10-Q/A its Quarterly
         Report for the three months ended March 31, 1996 on Form 10-Q, dated May 13,
         1996. The principal changes from the Form 10-Q, dated May 13, 1996 are as follows:

         -- Management's Discussion and Analysis and related Selected Operating Data have been modified eliminating the presentation of "operating expenses",
            "net operating income" and "gross operating margin" and separately disclosing the significant changes in property expenses and real estate taxes.

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

PART I - FINANCIAL INFORMATION
ITEM 1.
                       Irvine Apartment Communities, Inc.

                          CONSOLIDATED BALANCE SHEETS


(in thousands, except per                         March 31,     December 31,
share amounts)                                         1996            1995
----------------------------------------------------------------------------
                                                 (unaudited)
ASSETS
Real estate assets, at cost
   Land                                            $172,974        $163,169
   Buildings and improvements                       800,922         768,737
----------------------------------------------------------------------------
                                                    973,896         931,906
   Accumulated depreciation                        (198,699)       (192,106)
----------------------------------------------------------------------------
                                                    775,197         739,800
   Under development, including land                 48,726          73,727
----------------------------------------------------------------------------
                                                    823,923         813,527
Cash and cash equivalents                             3,080           4,392
Restricted cash                                       1,185           1,181
Deferred financing costs                             22,152          22,814
Other assets                                         11,422          11,316
----------------------------------------------------------------------------
                                                   $861,762        $853,230
----------------------------------------------------------------------------

LIABILITIES
Mortgages and notes payable
   Line of credit                                   $30,000         $22,000
   Tax-exempt mortgage bond financings              331,786         332,602
   Conventional mortgage financings                 136,508         136,960
   Mortgage notes payable to The Irvine
     Company                                         51,819          52,011
   Tax-exempt assessment district debt               22,452          19,713
----------------------------------------------------------------------------
                                                    572,565         563,286
Accounts payable and accrued liabilities             23,033          20,254
Security deposits                                     5,405           5,124
----------------------------------------------------------------------------
                                                    601,003         588,664
MINORITY INTEREST                                   107,205         109,133
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per
   share; 10,000 shares authorized;
   no shares issued or outstanding
Common stock, par value $0.01 per share;
   150,000 shares authorized;
   16,985 shares and 16,975 shares
   issued and outstanding, respectively                 170             170
Excess stock, par value $0.01 per share;
   160,000 shares authorized;
   no shares issued or outstanding
Additional paid-in capital                          170,947         170,747
Retained earnings (deficit)                         (17,563)        (15,484)
----------------------------------------------------------------------------
                                                    153,554         155,433
----------------------------------------------------------------------------
                                                   $861,762        $853,230
----------------------------------------------------------------------------


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                       Irvine Apartment Communities, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      Three Months Ended March 31,
(unaudited, in thousands, except per share amounts)          1996            1995
----------------------------------------------------------------------------------
REVENUES
Rental income                                             $36,418         $32,082
Other income                                                  568             466
Interest income                                               103              36
----------------------------------------------------------------------------------
                                                           37,089          32,584
----------------------------------------------------------------------------------

EXPENSES
Property expenses                                           7,805           7,492
Real estate taxes                                           3,369           2,989
Property management fees                                    1,063             928
Interest expense, net                                       7,302           6,477
Amortization of deferred financing costs                      662           4,075
Depreciation and amortization                               6,618           5,387
General and administrative                                  1,582           1,429
----------------------------------------------------------------------------------
                                                           28,401          28,777
----------------------------------------------------------------------------------

Income before minority interest                             8,688           3,807
Minority interest in income                                 4,741           1,705
----------------------------------------------------------------------------------

NET INCOME                                                 $3,947          $2,102
----------------------------------------------------------------------------------

SHARE DATA:

Weighted average number of shares outstanding              16,977          11,800
Net income per share                                        $0.23           $0.18
Cash dividends declared and paid per share                 $0.355          $0.340
----------------------------------------------------------------------------------



See accompanying notes.

                       Irvine Apartment Communities, Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



(unaudited, in thousands, except per share         Three Months Ended March 31,
amounts)                                                  1996             1995
--------------------------------------------------------------------------------
COMMON STOCK, PAR VALUE $0.01 PER SHARE
Balance at beginning of period                            $170             $118
 Stock awards issued
--------------------------------------------------------------------------------
Balance at end of period                                  $170             $118
--------------------------------------------------------------------------------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                        $170,747          $87,345
 Stock awards issued                                       200
--------------------------------------------------------------------------------
Balance at end of period                              $170,947          $87,345
--------------------------------------------------------------------------------

RETAINED EARNINGS (DEFICIT)
Balance at beginning of period                        ($15,484)         ($5,710)
 Net income                                              3,947            2,102
 Distributions to shareholders                          (6,026)          (4,012)
--------------------------------------------------------------------------------
Balance at end of period                              ($17,563)         ($7,620)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                            $153,554          $79,843
--------------------------------------------------------------------------------

SHARES OF COMMON STOCK OUTSTANDING
Balance at beginning of period                          16,975           11,800
 Stock awards issued                                        10
--------------------------------------------------------------------------------
Balance at end of period                                16,985           11,800
--------------------------------------------------------------------------------



See accompanying notes.

                       Irvine Apartment Communities, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Three Months Ended March 31,
(unaudited, in thousands)                                 1996             1995
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $3,947           $2,102
Adjustments to reconcile net income to net
cash provided by operating activities:
  Amortization of deferred financing costs                 662            4,075
  Depreciation and amortization                          6,618            5,387
  Minority interest in income                            4,741            1,705
  Increase (decrease) in cash attributable
  to changes in assets and liabilities:
    Restricted cash                                         (4)             (67)
    Other assets                                          (131)             318
    Accounts payable and accrued liabilities             3,268            3,501
    Security deposits                                      281              189
--------------------------------------------------------------------------------
Net Cash Provided by Operating Activities               19,382           17,210
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real
  estate assets                                           (634)            (470)
Investment in real estate assets, net of
  construction payables                                (13,193)         (30,098)
--------------------------------------------------------------------------------
Net Cash Used in Investing Activities                  (13,827)         (30,568)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit                        26,100           22,567
Payments on line of credit                             (18,100)
Payments on tax-exempt mortgage bond
  financings                                              (816)
Principal payments on mortgage notes
  payable and tax-exempt debt                             (560)            (750)
Principal payments on notes payable to The
  Irvine Company                                          (192)            (181)
Principal payments on assessment district
  liens                                                    (32)             (29)
Distributions to The Irvine Company                     (7,241)          (6,272)
Distributions to shareholders                           (6,026)          (4,012)
--------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing
  Activities                                            (6,867)          11,323
--------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (1,312)          (2,035)
Cash and Cash Equivalents at Beginning of
  Period                                                 4,392            3,468
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $3,080           $1,433
--------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information
  Interest paid, net of amounts capitalized             $7,399           $6,299
  Tax-exempt assessment district debt assumed           $2,771           $4,184
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


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995.



Certain amounts in the 1995 financial statements have been reclassified to conform with financial statement presentations in 1995.


NOTE 2 - EQUITY

Shelf Registration Statement: On May 8, 1995 the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $250 million of common stock, preferred stock, debt securities, and warrants to purchase common stock,
preferred stock and debt securities.    The Company plans to use the proceeds
raised from any securities issued under the shelf registration statement for general corporate purposes, including the development of new apartment communities and the repayment of existing debt. Subsequent to a follow-on common stock offering on August 8, 1995, discussed in the Annual Report on Form 10-K/A for the year ended December 31, 1995, availability under the shelf registration is $160.7 million.


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


In the quarter ended March 31, 1996 the Company acquired a land site for the development of 227 rental units from The Irvine Company, pursuant to the Land Rights Agreement between the Company and The Irvine Company for approximately $3.3 million. The Independent Directors Committee approved the purchase in accordance with the Land Rights Agreement as discussed in the Annual Report on Form 10-K/A for the year ended December 31, 1995. As partial financing for the acquisition of the site, the Company elected to assume $2.8 million in tax-exempt assessment district debt. This debt represents a lien on the property resulting from debt issued by municipal government authorities to finance the construction of infrastructure. The debt obligations are repaid through annual assessments. The balance of the purchase price was paid through the issuance of 28,358 additional limited partnership units in the Operating Partnership to The Irvine Company.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion should be read in conjunction with all the financial statements appearing elsewhere in this report, as well as the information presented in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995.



CERTAIN INFORMATION SET FORTH BELOW IS FORWARD LOOKING AND INVOLVES VARIOUS RISKS AND UNCERTAINTIES. SUCH INFORMATION IS BASED UPON A NUMBER OF ESTIMATES AND ASSUMPTIONS THAT ARE INHERENTLY SUBJECT TO BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL.


RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.



The Company's income before minority interest was $8.7 million in the first quarter of 1996, up from $3.8 million in the first quarter of 1995. The Company's financial results improved in the first quarter of 1996 due to the contribution of newly delivered rental units from its development program, as well as cost reductions in property expenses within its stabilized portfolio.


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


PROPERTY EXPENSES increased to $7.8 million in the first quarter of 1996 from $7.5 million in the first quarter of 1995. This increase was due to newly delivered rental units from five lease-up properties. Property expenses in the stabilized portfolio decreased by $0.3 million from $7.4 million in the first quarter of 1995 to $7.1 million in 1996. Over the past two years, the Company has achieved sustained reductions in its property expenses per unit through aggressive bidding of external service and purchase contracts and a series of initiatives to enhance the efficiency of customer service and property maintenance operations. In the first quarter of 1996, average monthly property expenses per rental unit within the Company's stabilized portfolio property decreased to $208 from $219 in the first quarter of 1995. Lease-up properties added $0.7 million to property expenses in 1996 compared to $0.1 million in the same period of 1995.



REAL ESTATE TAXES totaled $3.4 million in the first quarter of 1996 and $3.0 million in the first quarter of 1995. Taxes increased in 1996 due to the addition of rental units in lease-up properties.

 PORTFOLIO REVENUE AND EXPENSE DATA (IN THOUSANDS)


 Three Months Ended March 31,                             1996          1995
-----------------------------------------------------------------------------
  STABILIZED PORTFOLIO
    Operating revenues                                 $32,495       $32,460
    Property expenses                                  $ 7,071       $ 7,445
    Real estate taxes                                  $ 2,823       $ 2,980
    Property management fees                           $   940       $   927
    Depreciation and amortization                      $ 5,159       $ 5,348
  LEASE-UP PORTFOLIO
    Operating revenues                                  $4,491           $88
    Property expenses                                   $  734           $47
    Real estate taxes                                   $  546           $ 9
    Property management fees                            $  123           $ 1
    Depreciation and amortization                       $1,439           $22
-----------------------------------------------------------------------------


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


SHELF REGISTRATION STATEMENT:   On May 8, 1995 the Company filed a shelf
registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $250 million of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and debt securities. The Company plans to use the proceeds raised from any securities issued under the shelf registration statement for general corporate purposes, including the development of new apartment communities and the repayment of existing debt. Subsequent to a follow-on common stock offering on August 8, 1995, discussed in the Annual Report on Form 10-K/A for the year ended December 31, 1995, availability under the shelf registration is approximately $160.7 million.


DEBT STRUCTURE AT MARCH 31, 1996

                                                                         DEBT
                                                                      BALANCE           WEIGHTED AVERAGE
                                                                (IN MILLIONS)              INTEREST RATE
---------------------------------------------------------------------------------------------------------
 Fixed rate debt
       Conventional mortgage financings                                $136.5                      6.45%
       Mortgage notes payable to The Irvine Company                      51.8                      5.75%
       Tax-exempt mortgage bond financings                              331.8                      5.75%
       Tax-exempt assessment district debt                                6.1                      6.86%
---------------------------------------------------------------------------------------------------------
             Total fixed rate debt                                      526.2                      5.94%
---------------------------------------------------------------------------------------------------------
 Variable rate debt
        Line of credit                                                   30.0                      7.24%
        Tax-exempt assessment district debt                              16.4                      3.65%
---------------------------------------------------------------------------------------------------------
             Total variable rate debt                                    46.4                      5.97%
---------------------------------------------------------------------------------------------------------
             Total debt                                                $572.6                      5.95%
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


                                                           TOTAL
 THREE MONTHS ENDED MARCH 31, 1996                 (IN THOUSANDS)    PER UNIT
------------------------------------------------------------------------------
 Carpet replacements                                         $256         $23
 Exterior painting, siding and stucco                           4           0
 Upgrades, renovations and major building items               103           9
 Appliances, water heaters and air conditioning               126          11
 Roofing, concrete and pavement                                11           1
 Equipment and other                                          115          10
------------------------------------------------------------------------------
 Total                                                       $615         $54
------------------------------------------------------------------------------



CAPITAL EXPENDITURES ON NEW DEVELOPMENT: The Company's major cash requirements in the next twelve months are expected to be for the construction of new apartment communities. At March 31, 1996, $202.4 million of capital expenditures had been incurred on apartment communities the Company began constructing in 1994. The remaining $4.1 million will be incurred by December 31, 1996. The Company began construction on one apartment community in 1995 and one in the first quarter of 1996. These two apartment communities will require total expenditures of approximately $58.4 million, of which $14.3 million had been incurred at March 31, 1996. The Company plans to start three additional communities in 1996. Initial funding for these developments is expected to come from the Company's $175 million unsecured revolving credit facility.

LEASE-UP INFORMATION
Status at March 31, 1996

                                                                                  PERCENTAGE                  PERCENTAGE
                           TOTAL         UNITS     PERCENTAGE         UNITS     OF DELIVERED     UNITS      OF DELIVERED
 APARTMENT COMMUNITY       UNITS     DELIVERED      DELIVERED      OCCUPIED   UNITS OCCUPIED     LEASED     UNITS LEASED
-------------------------------------------------------------------------------------------------------------------------
 Villa Coronado              513           483            94%           396              82%        414              86%
 Santa Rosa                  368           368           100%           299              81%        319              87%
 Santa Clara                 378           378           100%           279              74%        293              78%
 Rancho Monterey             436           323            74%           234              72%        260              80%
 Newport Ridge               512           298            58%           234              79%        291              98%
-------------------------------------------------------------------------------------------------------------------------
 Total                     2,207         1,850            84%         1,442              78%      1,577              85%
-------------------------------------------------------------------------------------------------------------------------


CONSTRUCTION INFORMATION
Status at March 31, 1996

                                                                                               ESTIMATED           TOTAL
                                                                          COMMENCEMENT           INITIAL       ESTIMATED
     APARTMENT                                              COMMENCEMENT    OF LEASING        STABILIZED           COSTS
     COMMUNITY                 VILLAGE, CITY     UNITS   OF CONSTRUCTION      ACTIVITY         OCCUPANCY    (IN MILLIONS)
--------------------------------------------------------------------------------------------------------------------------
 Villa Coronado           Westpark I, Irvine       513              6/94         12/94            2Q '96           $44.2
 Santa Rosa              Westpark II, Irvine       368              6/94          2/95            2Q '96            31.2
 Santa Clara             Westpark II, Irvine       378              9/94          3/95            3Q '96            35.2
 Rancho Monterey        Tustin Ranch, Tustin       436              9/94          5/95            4Q '96            41.1
 Newport Ridge                Newport Ridge,
                              Unincorporated       512             12/94          7/95            4Q '96            54.8
 Baypointe                    Newport North,
                               Newport Beach       300             11/95        1Q '97            4Q '97            33.4
 Santa Maria             Westpark II, Irvine       227              3/96        1Q '97            4Q '97            25.0
--------------------------------------------------------------------------------------------------------------------------
 Total                                           2,734                                                            $264.9
--------------------------------------------------------------------------------------------------------------------------


ADDITIONAL PROJECTED 1996 STARTS
Status at March 31, 1996

                                                                                                       Total
                                                                                  Estimated        Estimated
                                                             Estimated         Commencement            Costs
 Apartment Community                      Village, City          Units      of Construction    (in millions)
-------------------------------------------------------------------------------------------------------------
 The Colony                Newport Center, Newport Beach           245               2Q '96              $42
 Santa Rosa II                       Westpark II, Irvine           210               4Q '96               26
 Rancho Santa Fe                    Tustin Ranch, Tustin           350               4Q '96               39
-------------------------------------------------------------------------------------------------------------
 Total                                                             805                                  $107
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

CALCULATION OF FFO AND RECONCILIATION TO THE "OLD" DEFINITION OF FFO (a) (unaudited, in thousands)


 QUARTER ENDED MARCH 31,                                              1996        1995
---------------------------------------------------------------------------------------
 Net income                                                         $3,947      $2,102
 Minority interest                                                   4,741       1,705
 Depreciation and amortization of real estate assets                 6,602       5,375
---------------------------------------------------------------------------------------
 FFO (a)                                                            15,290       9,182
---------------------------------------------------------------------------------------
 Amortization of deferred financing costs related to
  adjustment of interest rates to market at IPO:
      Tax-exempt debt                                                    0       3,069
      Conventional debt                                                527         594
 Amortization of loan origination and other costs                      135         412
 Depreciation and amortization of non-real estate assets                16          12
---------------------------------------------------------------------------------------
                                                                       678       4,087
---------------------------------------------------------------------------------------
 "OLD" FFO (a)                                                     $15,968     $13,269
---------------------------------------------------------------------------------------
 Average shares outstanding (b)                                     37,383      30,363
=======================================================================================



Footnotes:

(a) Funds from Operations (FFO) is calculated according to the new NAREIT definition which the company adopted in 1996. "Old" FFO assumes a calculation methodology used by NAREIT through 1995.

(b)   Assumes conversion into common stock of Operating Partnership units.

SUPPLEMENTAL INFORMATION


The following section provides supplemental operating information. The information is unaudited and is provided as a supplement to the accompanying financial statements and management's discussion and analysis. It should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 1995. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

                       IRVINE APARTMENT COMMUNITIES, INC.
                            SELECTED OPERATING DATA
                                  (unaudited)




 QUARTER ENDED MARCH 31,                                     1996      1995
----------------------------------------------------------------------------
----------------------------------------------------------------------------
     UNIT DATA
----------------------------------------------------------------------------

     Average rentable units during the period               13,028    11,385

     Rentable units at the end of the period                13,184    11,479

     Average units in stabilized properties during
       the period                                           11,334    11,334

-----------------------------------------------------------------------------
     STABILIZED COMMUNITIES - FINANCIAL DATA (a)
-----------------------------------------------------------------------------

     Average physical occupancy                               94.3%     95.1%

     Average economic occupancy (rental revenue
       divided by gross scheduled rent (b))                   93.4%     94.5%

     Average monthly gross scheduled rent per unit          $1,000      $991

     Rental and other income - in thousands                $32,495   $32,460

-----------------------------------------------------------------------------
     LEASE-UP COMMUNITIES - FINANCIAL DATA
-----------------------------------------------------------------------------

     Rental and other income - in thousands                 $4,491       $88

     Units delivered in the period                             408       121

     Cumulative units delivered at the end of the period     1,850       145

     Units occupied at the end of the period                 1,442        47

     Average units occupied during the period                1,303        26


-----------------------------------------------------------------------------


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



                       IRVINE APARTMENT COMMUNITIES, INC.




Date:  February 11, 1997           By: /s/ JAMES E. MEAD
                                   ---------------------------
                                   James E. Mead
                                   Senior Vice President,
                                   Chief Financial Officer
                                   and Secretary


                                   By: /s/ SHAWN HOWIE
                                   ---------------------------
                                   Shawn Howie
                                   Vice President and Controller
                                   (Principal Accounting Officer)