Form 10-Q/A
period 1996-06-30
IRVINE APARTMENT COMMUNITIES INC
filed 1997-02-11
CIK 912084

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

                       IRVINE APARTMENT COMMUNITIES, INC.
                                      INDEX


                                                                                                 PAGE
                                                                                                 ----
PART I            FINANCIAL INFORMATION

                  The Company hereby amends and restates with this Form
                  10-Q/A its Quarterly Report for the six months ended
                  June 30, 1996 on Form 10-Q, dated August 13, 1996.
                  The principal changes from the Form 10-Q, dated
                  August 13, 1996 are as follows:

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

PART I - FINANCIAL INFORMATION

ITEM 1.

                       Irvine Apartment Communities, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,              December 31,
(in thousands, except per share amounts)                                                   1996                    1995
===========================================================================================================================
                                                                                        (unaudited)
ASSETS
Real estate assets, at cost
       Land                                                                              $ 173,166               $ 163,169
       Buildings and improvements                                                          825,361                 768,737
---------------------------------------------------------------------------------------------------------------------------
                                                                                           998,527                 931,906
       Accumulated depreciation                                                           (205,601)               (192,106)
---------------------------------------------------------------------------------------------------------------------------
                                                                                           792,926                 739,800
       Under development, including land                                                    37,898                  73,727
---------------------------------------------------------------------------------------------------------------------------
                                                                                           830,824                 813,527
Cash and cash equivalents                                                                    4,290                   4,392
Restricted cash                                                                              1,659                   1,181
Deferred financing costs                                                                    21,494                  22,814
Other assets                                                                                10,268                  11,316
---------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 868,535               $ 853,230
===========================================================================================================================
LIABILITIES
Mortgages and notes payable
       Line of credit                                                                    $  43,000               $  22,000
       Tax-exempt mortgage bond financings                                                 330,956                 332,602
       Conventional mortgage financings                                                    135,938                 136,960
       Mortgage notes payable to The Irvine Company                                         51,624                  52,011
       Tax-exempt assessment district debt                                                  21,873                  19,713
---------------------------------------------------------------------------------------------------------------------------
                                                                                           583,391                 563,286
Accounts payable and accrued liabilities                                                    22,691                  20,254
Security deposits                                                                            5,763                   5,124
---------------------------------------------------------------------------------------------------------------------------
                                                                                           611,845                 588,664
MINORITY INTEREST                                                                          104,994                 109,133
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 10,000 shares authorized;
       no shares issued or outstanding
Common stock, par value $0.01 per share; 150,000 shares authorized;
       16,987 shares and 16,975 shares issued and outstanding, respectively                    170                     170
Excess stock, par value $0.01 per share; 160,000 shares authorized;
       no shares issued or outstanding
Additional paid-in capital                                                                 170,961                 170,747
Retained earnings (deficit)                                                                (19,435)                (15,484)
---------------------------------------------------------------------------------------------------------------------------
                                                                                           151,696                 155,433
---------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 868,535               $ 853,230
===========================================================================================================================

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                       Irvine Apartment Communities, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Six Months Ended June 30,      Three Months Ended June 30,
                                                           -----------------------------   -----------------------------
(unaudited, in thousands, except per share amounts)              1996           1995            1996           1995
========================================================================================================================
REVENUES
Rental income                                                    $ 74,430       $ 64,597        $ 38,012       $ 32,515
Other income                                                        1,440          1,040             872            574
Interest income                                                       186            117              83             81
------------------------------------------------------------------------------------------------------------------------
                                                                   76,056         65,754          38,967         33,170
------------------------------------------------------------------------------------------------------------------------
EXPENSES
Property expenses                                                  16,212         15,311           8,407          7,819
Real estate taxes                                                   6,695          5,940           3,326          2,951
Property management fees                                            2,168          1,883           1,105            955
Interest expense, net                                              15,092         12,669           7,790          6,192
Amortization of deferred financing costs                            1,320          7,051             658          2,976
Depreciation and amortization                                      13,557         10,911           6,939          5,524
General and administrative                                          3,168          2,924           1,586          1,495
------------------------------------------------------------------------------------------------------------------------
                                                                   58,212         56,689          29,811         27,912
------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM AND MINORITY INTEREST             17,844          9,065           9,156          5,258
Extraordinary item - charge related to debt extinguishment                        23,427                         23,427
------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE MINORITY INTEREST IN INCOME                   17,844        (14,362)          9,156        (18,169)
Minority interest in income (loss)                                  9,739        (15,681)          4,998        (17,386)
========================================================================================================================
NET INCOME (LOSS)                                                $  8,105       $  1,319        $  4,158       ($   783)
========================================================================================================================
SHARE DATA:
Weighted average number of shares outstanding                      16,981         11,800          16,986         11,800
Income after minority interest and before
   extraordinary item per share                                  $   0.48       $   0.38        $   0.24       $   0.11
Net income per share                                             $   0.48       $   0.11        $   0.24       ($  0.07)
Cash dividends declared and paid per share                       $  0.710       $  0.680        $  0.355       $  0.340
========================================================================================================================


See accompanying notes.

                       Irvine Apartment Communities, Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                           Six Months Ended June 30,
(unaudited, in thousands, except per share amounts)                                                             1996       1995
====================================================================================================================================
COMMON STOCK, PAR VALUE $0.01 PER SHARE
Balance at beginning of period                                                                                  $170      $118
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                        $170      $118
====================================================================================================================================
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                                                                              $170,747   $87,345
   Proceeds from dividend reinvestment and additional cash investment plans                                       14
   Stock awards issued                                                                                           200
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                    $170,961   $87,345
====================================================================================================================================
RETAINED EARNINGS (DEFICIT)
Balance at beginning of period                                                                              ($15,484)  ($5,710)
   Net income                                                                                                  8,105     1,319
   Distributions to shareholders                                                                             (12,056)   (8,024)
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                    ($19,435) ($12,415)
====================================================================================================================================

====================================================================================================================================
TOTAL SHAREHOLDERS' EQUITY                                                                                  $151,696   $75,048
====================================================================================================================================
SHARES OF COMMON STOCK OUTSTANDING
Balance at beginning of period                                                                                16,975    11,800
   Additional shares issued under the dividend reinvestment and additional cash investment plans                   2
   Stock awards issued                                                                                            10
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                      16,987    11,800
====================================================================================================================================

See accompanying notes.

                       Irvine Apartment Communities, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Six Months Ended June 30,
(unaudited, in thousands)                                                                 1996                1995
===================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $8,105              $1,319
Adjustments to reconcile net income to net cash provided by operating activities:
     Extraordinary item - charge related to debt extinguishment                                             23,427
     Amortization of deferred financing costs                                            1,320               7,051
     Depreciation and amortization                                                      13,557              10,911
     Minority interest in income (loss)                                                  9,739             (15,681)
     Increase (decrease) in cash attributable to changes in assets and liabilities:
         Restricted cash                                                                  (478)                (51)
         Other assets                                                                      965              (3,828)
         Accounts payable and accrued liabilities                                        1,841               2,665
         Security deposits                                                                 639                 281
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                               35,688              26,094
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets                                    (1,892)             (1,455)
Investment in real estate assets, net of construction payables                         (24,653)            (65,831)
--------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                  (26,545)            (67,286)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit                                                        54,900              88,544
Payments on lines of credit                                                            (33,900)            (23,400)
Proceeds from tax-exempt mortgage bond financings                                                          334,190
Payments on tax-exempt mortgage bond financings                                         (1,646)           (326,938)
Principal payments on mortgage notes payable                                            (1,130)             (1,043)
Principal payments on notes payable to The Irvine Company                                 (387)               (365)
Principal payments and refinancing on assessment district liens                           (611)               (105)
Deferred financing costs                                                                                    (9,237)
Proceeds from dividend  reinvestment and additional cash investment plans                   77
Distributions to The Irvine Company                                                    (14,492)            (12,658)
Distributions to shareholders                                                          (12,056)             (8,024)
--------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities                                     (9,245)             40,964
--------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (102)               (228)
Cash and Cash Equivalents at Beginning of Period                                         4,392               3,468
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $4,290              $3,240
====================================================================================================================
Supplemental Disclosure of Cash Flow Information
     Interest paid, net of amounts capitalized                                         $15,087             $11,200
     Tax-exempt assessment district debt assumed                                        $2,771              $4,184
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


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995.



Certain amounts in the 1995 financial statements have been reclassified to conform with financial statement presentations in 1995.


NOTE 2 - EQUITY

Shelf Registration Statement: On May 8, 1995 the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $250 million of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and debt securities. The Company plans to use the proceeds raised from any securities issued under the shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. As discussed in the Annual Report on Form 10-K/A for the year ended December 31, 1995, on August 8, 1995, common stock totaling $89.3 million was sold under the shelf registration. Pursuant to the shelf registration statement, on July 3, 1996 the Company completed the sale of 1.49 million shares of common stock at $20.125 per share. The proceeds from this offering of $30.0 million, together with proceeds from the sale of newly issued limited partnership units to The Irvine Company (see Note 3), totaled $60.0 million. Proceeds were used to repay $43 million indebtedness outstanding under the revolving line of credit and the remaining proceeds will be used to fund ongoing development programs and for general corporate purposes. Following the completion of the transaction on July 3, 1996, the Company had a 45.7% general partnership interest and The Irvine Company had a 54.3% limited partnership interest in the Operating Partnership. Current availability under the shelf registration statement is $130.7 million.


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995.


The Company's income before extraordinary item and minority interest was $9.2 million for the three months ended June 30, 1996, up from $5.3 million for the same period of 1995. The improvement was due to the contribution of newly delivered rental units from the Company's development program, as well as cost reductions in property expenses within its stabilized portfolio.


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


PROPERTY EXPENSES increased to $8.4 million in the second quarter of 1996 from $7.8 million in the second quarter of 1995. This increase reflects the added expenses of newly delivered rental units from five lease-up properties. Property expenses in the stabilized portfolio decreased by $0.3 million to $7.3 million in the second quarter of 1996 from $7.6 million a year ago. Over the past two years, the Company has achieved sustained reductions in its per unit property expenses through aggressive bidding of external service and purchase contracts and a series of initiatives to enhance the efficiency of customer service and property maintenance operations. In the second quarter of 1996, average monthly property expenses per unit, within the Company's stabilized portfolio decreased to $216 from $224 in the second quarter of 1995. Lease-up properties added $1.1 million to property expenses in 1996 compared to $0.2 million in the same period of 1995.

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

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.


The Company's income before extraordinary item and minority interest was $17.8 million in the first half of 1996, up from $9.1 million in the first half of 1995. The Company's financial results improved in the first half of 1996 due to the contribution of newly delivered rental units from its development program, as well as cost reductions in property expenses.


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


PROPERTY EXPENSES increased to $16.2 million in the first half of 1996 from $15.4 million in the first half of 1995. This increase reflects the added expenses of newly delivered rental units from five lease-up properties. Property expenses in the stabilized portfolio decreased by $0.7 million to $14.4 million in 1996 from $15.1 million in the first half of 1995. Over the past two years, the Company has achieved sustained reductions in its per-unit property expenses through aggressive bidding of external service and purchase contracts and a series of initiatives to enhance the efficiency of customer service and property maintenance operations. In the first half of 1996, average monthly property expenses per rental unit, within the Company's stabilized portfolio decreased to $212 from $221 in the first half of 1995. Lease-up properties added $1.8 million to property expenses in 1996 compared to $0.3 million in the same period of 1995.

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

DEBT STRUCTURE AT JUNE 30, 1996
                                                              DEBT        WEIGHTED    PRO FORMA (1)
                                                           BALANCE         AVERAGE     DEBT BALANCE
                                                     (IN MILLIONS)   INTEREST RATE    (IN MILLIONS)
--------------------------------------------------          ------          ------           ------
Fixed rate debt
      Conventional mortgage financings                      $135.9            6.45%          $135.9
      Mortgage notes payable to The Irvine Company            51.6            5.75%            51.6
      Tax-exempt mortgage bond financings                    331.0            5.72%           331.0
      Tax-exempt assessment district debt                      5.6            6.27%             5.6
--------------------------------------------------          ------          ------           ------
            Total fixed rate debt                            524.1            5.92%           524.1
--------------------------------------------------          ------          ------           ------
Variable rate debt
       Line of credit                                         43.0            7.32%
       Tax-exempt assessment district debt                    16.3            4.58%            16.3
--------------------------------------------------          ------          ------           ------
            Total variable rate debt                          59.3            6.57%            16.3
--------------------------------------------------          ------          ------           ------
            Total debt                                      $583.4            5.98%          $540.4
--------------------------------------------------          ------          ------           ------

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


                                                          TOTAL
SIX MONTHS ENDED JUNE 30, 1996                    (IN THOUSANDS)        PER UNIT
----------------------------------------------    --------------        --------
Carpet replacements                                    $  675             $ 60
Exterior painting, siding and stucco                       71                6
Upgrades, renovations and major building items            344               30
Appliances, water heaters and air conditioning            338               30
Roofing, concrete and pavement                            171               15
Equipment and other                                       293               26
----------------------------------------------         ------             ----
Total                                                  $1,892             $167
----------------------------------------------         ------             ----


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

1994 STARTS - LEASE-UP INFORMATION

Status at June 30, 1996

                                                                                 PERCENTAGE             PERCENTAGE
                                 TOTAL       UNITS   PERCENTAGE       UNITS    OF DELIVERED    UNITS  OF DELIVERED
APARTMENT COMMUNITY              UNITS   DELIVERED    DELIVERED    OCCUPIED  UNITS OCCUPIED   LEASED  UNITS LEASED
--------------------------       -----   ---------   ----------    --------  --------------   ------  ------------
Villa Coronado                     513         513         100%         455          89%         494          96%
Santa Rosa                         368         368         100%         346          94%         354          96%
Santa Clara                        378         378         100%         353          93%         373          99%
Rancho Monterey                    436         413          95%         341          83%         372          90%
Newport Ridge                      512         405          79%         365          90%         415         102%
--------------------------       -----       -----       -----        -----       -----        -----       -----
Total                            2,207       2,077          94%       1,860          90%       2,008          97%
--------------------------       -----       -----       -----        -----       -----        -----       -----

Villa Coronado, Santa Rosa and Santa Clara reached stabilized occupancy on July 31, 1996. The remaining two communities are expected to reach stabilized occupancy by year-end.

1995/1996 STARTS - NEW DEVELOPMENT

Status at June 30, 1996

                                                                                          ACTUAL OR              TOTAL
                                                                                          ESTIMATED          ESTIMATED
                                                                     ESTIMATED         COMMENCEMENT              COSTS
APARTMENT COMMUNITY                           VILLAGE, CITY              UNITS      OF CONSTRUCTION      (IN MILLIONS)
---------------               -----------------------------          ---------      ---------------      -------------
Baypointe                     Newport North, Newport Beach              300               11/95                $ 33
Santa Maria                   Westpark II, Irvine                       227               3/96                   25
The Colony                    Newport Center, Newport Beach             245               7/96                   42
Santa Rosa II                 Westpark II, Irvine                       205               4Q '96                 25
Rancho Santa Fe               Tustin Ranch, Tustin                      317               4Q '96                 37
---------------               -----------------------------           -----               ------               ----
Total                                                                 1,294                                    $162
---------------               -----------------------------           -----               ------               ----

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

CALCULATION OF FFO AND RECONCILIATION TO THE "OLD" DEFINITION OF FFO (a) (unaudited, in thousands)



                                                          Six Months Ended June 30,         Three Months Ended June 30,
                                                          -------------------------        -----------------------------
                                                              1996            1995             1996                 1995
========================================================================================================================
Net income (loss)                                          $ 8,105          $1,319           $4,158               $(783)
Minority interest                                            9,739        (15,681)            4,998             (17,386)
Extraordinary item                                                          23,427                                23,427
Depreciation and amortization of real estate assets         13,495          10,887            6,893                5,512
------------------------------------------------------------------------------------------------------------------------
FFO (a)                                                     31,339          19,952           16,049               10,770
------------------------------------------------------------------------------------------------------------------------
Amortization of deferred financing costs related to
 adjustment of interest rates to market at IPO:
     Tax-exempt debt                                                         5,123                                 2,054
     Conventional debt                                       1,051           1,189              524                  595
Amortization of loan origination and other costs               269             739              134                  327
Depreciation and amortization of non-real estate assets         62              24               46                   12
------------------------------------------------------------------------------------------------------------------------
                                                             1,382           7,075              704                2,988
------------------------------------------------------------------------------------------------------------------------
"OLD" FFO (a)                                              $32,721         $27,027          $16,753              $13,758
------------------------------------------------------------------------------------------------------------------------
Average shares outstanding (b)                              37,397          30,474           37,411               30,583
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

SUPPLEMENTAL INFORMATION


The following section provides supplemental operating information. The information is unaudited and is provided as a supplement to the accompanying financial statements and management's discussion and analysis. It should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 1995. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

                       IRVINE APARTMENT COMMUNITIES, INC.

                            SELECTED OPERATING DATA
                                  (unaudited)



                                                                      Six Months Ended June 30,   Three Months Ended June 30,
                                                                      -------------------------   ---------------------------
                                                                        1996              1995      1996                1995
=============================================================================================================================
UNIT DATA
-----------------------------------------------------------------------------------------------------------------------------
Average rentable units during the period                               13,176            11,469    13,323              11,536
Rentable units at the end of the period                                13,411            11,768    13,411              11,768
Average units in stabilized properties during the period               11,334            11,334    11,334              11,334
-----------------------------------------------------------------------------------------------------------------------------
STABILIZED COMMUNITIES - FINANCIAL DATA(a)
-----------------------------------------------------------------------------------------------------------------------------
Average physical occupancy                                              94.7%             94.9%     95.2%               94.6%
Average economic occupancy (rental revenue divided by gross
   scheduled rent (b))                                                  94.1%             94.6%     94.7%               94.6%
Average monthly gross scheduled rent per unit                          $1,001              $992    $1,001                $992
Rental and other income - in thousands                                $65,705           $65,050   $33,210             $32,592
-----------------------------------------------------------------------------------------------------------------------------
LEASE-UP COMMUNITIES - FINANCIAL DATA
-----------------------------------------------------------------------------------------------------------------------------
Rental and other income - in thousands                                $10,165              $587    $5,674                $497
Units delivered in the period                                             635               410       227                 289
Cumulative units delivered at the end of the period                     2,077               434     2,077                 434
Units occupied at the end of the period                                 1,860               246     1,860                 246
Average units occupied during the period                                1,475                86     1,647                 146
=============================================================================================================================


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


         For a more complete description of the Merger and its effects, reference is made (i) to pages 8-17 of the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 30, 1996, filed as exhibit 22 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995 and (ii) to pages 2-17 of the Company's Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on April 30, 1996.


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

                                  IRVINE APARTMENT COMMUNITIES, INC.


Date:   February 11, 1997              By: /s/ James E. Mead
                                       --------------------------
                                          James E. Mead
                                          Senior Vice President,
                                          Chief Financial Officer
                                          and Secretary


                                       By: /s/ Shawn Howie
                                       ----------------------------------
                                          Shawn Howie
                                          Vice President and Controller
                                          (Principal Accounting Officer)