Form 10-Q/A
period 1996-09-30
IRVINE APARTMENT COMMUNITIES INC
filed 1997-02-11
CIK 912084

================================================================================

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

================================================================================

                       IRVINE APARTMENT COMMUNITIES, INC.

                                     INDEX




                                                                      PAGE
                                                                      ----
PART I    FINANCIAL INFORMATION

          The Company hereby amends and restates with this Form
          10-Q/A its Quarterly Report for the nine months ended
          September 30, 1996 on Form 10-Q, dated November 13,
          1996. The principal changes from the Form 10-Q, dated
          November 13, 1996 are as follows:

          -- Management's Discussion and Analysis and related
             Selected Operating Data have been modified eliminating the presentation of "operating expenses", "net operating income" and "gross operating margin" and separately disclosing the significant changes in property expenses and real estate taxes.

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30,
          1996 and December 31, 1995                                    1

          Consolidated Statements of Operations for the nine
          months and three months ended September 30, 1996
          and 1995                                                      2

          Consolidated Statements of Changes in Shareholders'
          Equity for the nine months ended September 30, 1996
          and 1995                                                      3

          Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1996 and 1995                 4

          Notes to Consolidated Financial Statements                    5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                            18

Item 2.   Changes in Securities                                        18

Item 3.   Defaults upon Senior Securities                              18

Item 4.   Submission of Matters to a Vote of Shareholders              18

Item 5.   Other Information                                            18

Item 6.   Exhibits and Reports on Form 8-K                             18

          SIGNATURES                                                   19

PART I - FINANCIAL INFORMATION

Item 1.

                       Irvine Apartment Communities, Inc.

                          CONSOLIDATED BALANCE SHEETS



                                                 September 30,  December 31,
(in thousands, except per share amounts)             1996          1995
---------------------------------------------------------------------------
ASSETS                                            (unaudited)
Real estate assets, at cost
   Land                                           $  174,791     $ 163,169
   Buildings and improvements                        837,129       768,737
--------------------------------------------------------------------------
                                                   1,011,920       931,906
   Accumulated depreciation                         (212,347)     (192,106)
--------------------------------------------------------------------------
                                                     799,573       739,800
   Under development, including land                  45,095        73,727
--------------------------------------------------------------------------
                                                     844,668       813,527
Cash and cash equivalents                              7,564         4,392
Restricted cash                                        1,350         1,181
Deferred financing costs                              20,839        22,814
Other assets                                          12,444        11,316
--------------------------------------------------------------------------
                                                  $  886,865     $ 853,230
==========================================================================
LIABILITIES
Mortgages and notes payable
   Line of credit                                 $        0     $  22,000
   Tax-exempt mortgage bond financings               330,109       332,602
   Conventional mortgage financings                  135,357       136,960
   Mortgage notes payable to The Irvine Company       51,427        52,011
   Tax-exempt assessment district debt                21,863        19,713
--------------------------------------------------------------------------
                                                     538,756       563,286
Accounts payable and accrued liabilities              26,588        20,254
Security deposits                                      6,048         5,124
--------------------------------------------------------------------------
                                                     571,392       588,664
MINORITY INTEREST                                    135,541       109,133
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share;
   10,000 shares authorized;
   no shares issued or outstanding
Common stock, par value $0.01 per share;
   150,000 shares authorized;
   18,484 shares and 16,975 shares issued
     and outstanding, respectively                       185           170
Excess stock, par value $0.01 per share;
   160,000 shares authorized;
   no shares issued or outstanding
Additional paid-in capital                           200,883       170,747
Retained earnings (deficit)                          (21,136)      (15,484)
--------------------------------------------------------------------------
                                                     179,932       155,433
--------------------------------------------------------------------------
                                                  $  886,865     $ 853,230
==========================================================================


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.

                       Irvine Apartment Communities, Inc.


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Nine Months Ended                  Three Months Ended
                                                                    September 30,                       September 30,
                                                               ------------------------          ---------------------------
(unaudited, in thousands, except per share amounts)             1996             1995              1996             1995
----------------------------------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                 $114,000         $ 98,148          $39,570           $33,551
Other income                                                     2,317            1,624              877               584
Interest income                                                    419              310              233               193
----------------------------------------------------------------------------------------------------------------------------
                                                               116,736          100,082           40,680            34,328
----------------------------------------------------------------------------------------------------------------------------

EXPENSES
Property expenses                                               24,903           23,462            8,691             8,151
Real estate taxes                                               10,023            8,982            3,328             3,042
Property management fees                                         3,316            2,868            1,148               985
Interest expense, net                                           22,378           19,430            7,286             6,761
Amortization of deferred financing costs                         1,975            7,782              655               731
Depreciation and amortization                                   20,346           16,815            6,789             5,904
General and administrative                                       4,890            4,418            1,722             1,494
----------------------------------------------------------------------------------------------------------------------------
                                                                87,831           83,757           29,619            27,068
----------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM AND MINORITY INTEREST          28,905           16,325           11,061             7,260
Extraordinary item - charge related to debt extinguishment                       23,427
----------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE MINORITY INTEREST IN INCOME                28,905           (7,102)          11,061             7,260
Minority interest in income (loss)                              15,757          (11,597)           6,018             4,084
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                    $ 13,148         $  4,495          $ 5,043           $ 3,176
============================================================================================================================

SHARE DATA:
Weighted average number of shares outstanding                   17,474           12,805           18,447            14,781
Net income after minority interest and before
  extraordinary item per share                                $   0.75         $   0.60          $  0.27           $  0.21
Net income per share                                          $   0.75         $   0.35          $  0.27           $  0.21
Cash distributions declared and paid per share                $  1.075         $  1.035          $ 0.365           $ 0.355
============================================================================================================================


See accompanying notes.

                       Irvine Apartment Communities, Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                  Nine Months Ended
                                                                    September 30,
                                                               -----------------------
(unaudited, in thousands, except per share amounts)               1996         1995
--------------------------------------------------------------------------------------
COMMON STOCK, PAR VALUE $0.01 PER SHARE
Balance at beginning of period                                  $    170     $    118
 Proceeds from common stock offering                                  15           52
--------------------------------------------------------------------------------------
Balance at end of period                                        $    185     $    170
--------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                                  $170,747     $ 87,345
 Proceeds from dividend reinvestment and additional
   cash investment plans                                             126
 Stock awards issued                                                 200
 Proceeds from common stock offering                              29,810       83,402
--------------------------------------------------------------------------------------
Balance at end of period                                        $200,883     $170,747
--------------------------------------------------------------------------------------

RETAINED EARNINGS (DEFICIT)
Balance at beginning of period                                  $(15,484)    $ (5,710)
 Net income                                                       13,148        4,495
 Distributions to shareholders                                   (18,800)     (12,213)
--------------------------------------------------------------------------------------
Balance at end of period                                        $(21,136)    $(13,428)
======================================================================================

======================================================================================
TOTAL SHAREHOLDERS' EQUITY                                      $179,932     $157,489
======================================================================================

SHARES OF COMMON STOCK OUTSTANDING
Balance at beginning of period                                    16,975       11,800
 Additional shares issued under the dividend reinvestment
   and additional cash investment plans                                9
 Stock awards issued                                                  10
 Additional shares issued under common stock offering              1,490        5,175
--------------------------------------------------------------------------------------
Balance at end of period                                          18,484       16,975
======================================================================================



See accompanying notes.

                       Irvine Apartment Communities, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             Nine Months Ended
                                                                               September 30,
                                                                         ------------------------
(unaudited, in thousands)                                                   1996           1995
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $ 13,148       $   4,495
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Extraordinary item - charge related to debt extinguishment                               23,427
  Amortization of deferred financing costs                                  1,975           7,782
  Depreciation and amortization                                            20,346          16,815
  Minority interest in income (loss)                                       15,757         (11,597)
  Increase (decrease) in cash attributable to changes in
   assets and liabilities:
    Restricted cash                                                          (169)           (131)
    Other assets                                                           (1,283)         (4,327)
    Accounts payable and accrued liabilities                                5,050           6,297
    Security deposits                                                         924             411
-------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                  55,748          43,172
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets                       (2,914)         (2,950)
Investment in real estate assets, net of construction payables            (41,306)        (98,186)
-------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                     (44,220)       (101,136)
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit                                           55,900         101,244
Payments on lines of credit                                               (77,900)       (107,500)
Proceeds from tax-exempt mortgage bond financings                                         334,190
Payments on tax-exempt mortgage bond financings                            (2,493)       (324,816)
Principal payments on mortgage notes payable                               (1,711)         (4,488)
Principal payments on notes payable to The Irvine Company                    (584)           (551)
Principal payments and refinancing on assessment district liens              (621)            (95)
Deferred financing costs                                                                   (9,237)
Proceeds from dividend reinvestment and additional cash
 investment plans                                                             387
Contributions from The Irvine Company                                      30,000          25,875
Proceeds from common stock offerings                                       30,000          83,454
Distributions to The Irvine Company                                       (22,534)        (19,326)
Distributions to shareholders                                             (18,800)        (12,213)
-------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities                        (8,356)         66,537
-------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   3,172           8,573
Cash and Cash Equivalents at Beginning of Period                            4,392           3,468
-------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                               $  7,564       $  12,041
=================================================================================================
Supplemental Disclosure of Cash Flow Information
  Interest paid, net of amounts capitalized                              $ 22,605       $  18,878
  Tax-exempt assessment district debt assumed                            $  2,771       $   4,184
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

NOTE 2 - BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December
31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995.


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
==================================================================================================================

The following tables represent a reconciliation of the minority interest balances and the computation of the minority interest in income (loss):


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
========================================================================================================================

NOTE 4 - CERTAIN TRANSACTIONS WITH RELATED PARTIES


Included in general and administrative expenses are charges from the Limited Partner pursuant to an administrative service agreement covering services for risk management, income taxes and other services of $80,000 for the first nine months of 1996 and $27,000 for the three months ended September 30, 1996. The amounts for the corresponding periods in 1995 were $75,000 and $23,000, respectively. In addition, the Company incurred rent totaling $233,000 in the first nine months of 1996 and $78,000 in the three months ended September 30, 1996 related to leases with the Limited Partner that expire in 1996 and 1998. These amounts for the corresponding periods in 1995 were $167,000 and $59,000, respectively. For the nine months ended September 30, 1996 the Limited Partner contributed $211,000, or the maximum allowable under the dividend reinvestment and additional cash investment plan.



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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1995.


The Company's income before minority interest was $11.1 million for the three months ended September 30, 1996, up from $7.3 million for the same period of 1995. The improvement was due to the contribution of newly delivered rental units from the Company's development program, higher occupancy, higher rental rates and cost reductions in property expenses within its stabilized portfolio.


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


PROPERTY EXPENSES increased to $8.7 million in the third quarter of 1996 from $8.1 million in the third quarter of 1995. This increase reflects the added expenses of newly delivered rental units from five lease-up properties.
Property expenses, in the stabilized portfolio decreased by $0.3 million to $7.4 million in the third quarter of 1996 from $7.7 million a year ago. Over the past several years, the Company has achieved sustained reductions in its per-unit property expenses through aggressive bidding of external service and purchase contracts and a series of initiatives to enhance the efficiency of customer service and property maintenance operations. In the third quarter of 1996, average monthly property expenses, decreased to $218 per unit from $227 in the third quarter of 1995. Lease-up properties added $1.3 million to 1996 third quarter property expenses, compared to $0.4 million in the same period of 1995.



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

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1995.


The Company's income before extraordinary item and minority interest was $28.9 million in the first nine months of 1996, up from $16.3 million in the first nine months of 1995. The Company's financial results improved in the first nine months of 1996 due to the contribution of newly delivered rental units from its development program, higher revenues, and cost reductions in property expenses within its stabilized portfolio.



OPERATING REVENUES (rental and other income) increased to $116.3 million in the first nine months of 1996, up from $99.8 million in the first nine months of 1995. Operating revenues rose largely as a result of the contribution of newly delivered rental units from five properties in their lease-up phase. These new units added $17.2 million to operating revenues in the first nine months of 1996 compared to $2.3 million in the same period of 1995. Within the Company's stabilized portfolio, operating revenues increased 1.7% in the first nine months of 1996, due to increases in rental rates and an increase in average physical occupancy to 94.8% from 94.5%. Average monthly rental rates increased 1.3% to $1,007 in the first nine months of 1996, up from $994 in the year-earlier period.

PROPERTY EXPENSES increased to $24.9 million in the first nine months of 1996 from $23.5 million in the first nine months of 1995. This increase reflects the added expenses of newly delivered rental units from five lease-up properties. Property expenses in the stabilized portfolio decreased by $1.0 million to $21.8 million in 1996 from $22.8 million in the first nine months of 1995. Over the past two years, the Company has achieved sustained reductions in its per-unit property expenses through aggressive bidding of external service and purchase contracts and a series of initiatives to enhance the efficiency of customer service and property maintenance operations. In the first nine months of 1996 average monthly property expenses decreased to $214 per unit from $223 in the first nine months of 1995. Lease-up properties added $3.1 million to property expenses in the first nine months of 1996 compared to $0.7 million in the same period of 1995.



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


CAPITAL EXPENDITURES


CAPITAL REPLACEMENTS ON STABILIZED PROPERTIES: Expenditures for capital replacements totaled $2.9 million and $3.0 million in the first nine months of 1996 and 1995, respectively. Average capital replacements per unit for stabilized properties were $254 and $260 in the first nine months of 1996 and 1995, respectively. Expenditures for capital replacements in 1996 are expected to be similar to 1995 levels. The Company has a policy of capitalizing expenditures related to asset acquisitions, costs which enhance the value of an existing asset, or costs which substantially extend an existing asset's useful life. Capital replacements on stabilized properties were as follows:



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

CALCULATION OF FFO AND RECONCILIATION TO THE "OLD" DEFINITION OF FFO(a)



                                                             Nine Months Ended               Three Months Ended
                                                               September 30,                    September 30,
                                                         -------------------------        -------------------------
  (unaudited, in thousands)                                1996             1995           1996              1995
===================================================================================================================
 Net income                                              $13,148           $  4,495     $  5,043            $ 3,176
 Minority interest                                        15,757            (11,597)       6,018              4,084
 Extraordinary item                                                          23,427
 Depreciation and amortization of
   real estate assets                                     20,240             16,779        6,745              5,892
-------------------------------------------------------------------------------------------------------------------
 FFO(a)                                                   49,145             33,104       17,806             13,152
-------------------------------------------------------------------------------------------------------------------
 Amortization of deferred financing costs
   related to adjustment of interest rates
   to market at IPO:
      Tax-exempt debt                                                         5,123
      Conventional debt                                    1,574              1,784          522                595
 Amortization of loan origination and other costs            401                875          133                136
 Depreciation and amortization of non-real
   estate assets                                             106                 36           44                 12
-------------------------------------------------------------------------------------------------------------------
                                                           2,081              7,818          699                743
-------------------------------------------------------------------------------------------------------------------
 "Old" FFO(a)                                            $51,226            $40,922      $18,505            $13,895
===================================================================================================================
 Average shares outstanding(b)                            38,410             31,807       40,415             34,429
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

SUPPLEMENTAL INFORMATION


The following section provides supplemental operating information. The information is unaudited and is provided as a supplement to the accompanying financial statements and management's discussion and analysis. It should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 1995. Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

                       Irvine Apartment Communities, Inc.


                            SELECTED OPERATING DATA
                                  (unaudited)



                                                                 Nine Months Ended                  Three Months Ended
                                                                   September 30,                       September 30,
                                                              ------------------------           --------------------------
                                                                 1996            1995              1996              1995
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
UNIT DATA
---------------------------------------------------------------------------------------------------------------------------

Average rentable units during the period                       13,288           11,698            13,512            12,023

Rentable units at the end of the period                        13,541           12,334            13,541            12,334

Average units in stabilized properties during the period       11,786           11,334            12,567            11,334

---------------------------------------------------------------------------------------------------------------------------
COMMUNITIES STABILIZED MORE THAN 2 YEARS - FINANCIAL DATA(a)
---------------------------------------------------------------------------------------------------------------------------

Average physical occupancy                                       94.8%            94.5%             95.0%             94.0%

Average economic occupancy (rental revenue divided
  by gross scheduled rent(b))                                    93.9%            94.1%             93.5%             93.2%

Average monthly gross scheduled rent per unit                 $ 1,007          $   994           $ 1,019           $   999

Rental and other income - in thousands                        $99,112          $97,452           $33,407           $32,401

---------------------------------------------------------------------------------------------------------------------------
LEASE-UP COMMUNITIES AND COMMUNITIES STABILIZED LESS THAN 2 YEARS - FINANCIAL DATA
---------------------------------------------------------------------------------------------------------------------------

Rental and other income - in thousands                        $17,205          $ 2,320           $ 7,040           $ 1,734

Units delivered in the period                                     765              976               130               566

Cumulative units delivered at the end of the period             2,207            1,000             2,207             1,000

Units occupied at the end of the period                         2,018              781             2,018               781

Average units occupied during the period                        1,650              243             2,000               523

===========================================================================================================================



Footnotes:
(a) Financial results are for communities stabilized more than two years which includes 43 properties totaling 11,334 units for comparable periods of 1996 and 1995.

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



                                     IRVINE APARTMENT COMMUNITIES, INC.




Date: February 11, 1997              By: /s/ JAMES E. MEAD
                                         -------------------------------------
                                         James E. Mead
                                         Senior Vice President, Chief
                                         Financial Officer and Secretary



                                     By: /s/ SHAWN HOWIE
                                         -------------------------------------
                                         Shawn Howie
                                         Vice President and Controller
                                         (Principal Accounting Officer)