Form 10-K/A
period 1995-12-31
IRVINE APARTMENT COMMUNITIES INC
filed 1997-03-07
CIK 912084

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

        This Annual Report on Form 10K/A is being filed solely for purposes of updating Exhibit 23.1 to the Annual Report on Form 10K/A (for the year ended December 31, 1995) filed by the registrant on February 11, 1997. No other changes to the Annual Report on Form 10K/A filed on February 11, 1997 are being made hereby.



EXHIBIT 23.1:
------------
(1)  Update the Consent of Independent Auditors to February 11, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              IRVINE APARTMENT COMMUNITIES, INC.


                              By:      SHAWN HOWIE
                                 --------------------------------
                                       Shawn Howie
                                       Vice President and Controller
                                       March 7, 1997