Form 10-K
period 1996-12-31
IRVINE APARTMENT COMMUNITIES INC
filed 1997-03-27
CIK 912084

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1996

                                     or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from ____________to _______________.


Commission File Number: 1-12478


                       IRVINE APARTMENT COMMUNITIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



        Maryland                                        33-0698698
 ----------------------                  --------------------------------------
 (State of Incorporation)                (I.R.S. Employer Identification Number)


      550 Newport Center Drive, Suite 300, Newport Beach, California 92660
      --------------------------------------------------------------------
                    (Address of principal executive offices)


      Registrant's telephone number, including area code:  (714) 720-5500
                                                           ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
        Title of each class:                             on which registered:
--------------------------------------                 ------------------------
Common Stock, par value $.01 per share                  New York Stock Exchange
                                                        Pacific Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

Number of shares of common stock outstanding as of December 31, 1996: 18,555,647
                                                                      ----------

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time as required), and
(2) has been subject to such filing requirements for the past 90 days:
Yes    X    No   .
   ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1997 was $527,218,902 assuming that all officers and directors of the Company are affiliates.

Documents incorporated by reference:

        Portions of the annual report to shareholders for the year ended December 31, 1996 are incorporated by reference into Parts I and II of this Form 10-K.

        Portions of the proxy statement for the registrant's annual shareholders' meeting to be held April 25, 1997 are incorporated by reference into Part III of this Form 10-K.

===============================================================================

                                     PART I

ITEM 1.      BUSINESS

ORGANIZATION AND GENERAL BUSINESS DESCRIPTION

     Irvine Apartment Communities, Inc. (the "Company") is a self-administered equity real estate investment trust ("REIT") engaged in the development and operation of apartment communities in Orange County, California, and beginning in 1997, other locations in California. At December 31, 1996, the Company had a 45.4% general partnership interest in Irvine Apartment Communities, L.P. (the "Operating Partnership") and was its sole managing general partner. At such date, The Irvine Company held a 54.6% limited partnership interest in the Operating Partnership. The Operating Partnership's management and operating decisions are under the unilateral control of the Company.

     At December 31, 1996, the Operating Partnership owned and operated 52 apartment communities containing 13,656 operating apartment units and had 864 units under construction (collectively, the "Properties"). Until July 31, 2020, the Company has the exclusive right, but not the obligation, to acquire land from The Irvine Company for development of additional apartment communities on the Irvine Ranch.

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

     The address of the Company is 550 Newport Center Drive, Suite 300, Newport Beach, California 92660. Its telephone number is (714) 720-5500.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates in one business segment, that of owning, operating and developing apartment communities in Orange County, California and, beginning in 1997, other locations in California. See the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for financial information about the industry segment.

DESCRIPTION OF BUSINESS

     The Company owns and operates 48 high quality apartment communities aggregating 13,541 units (the "Stabilized Communities"), of which 11,334 units have been stabilized for more than two years, and has four additional apartment communities aggregating 979 units under construction ("Communities Under Construction"). Upon completion of the Communities Under Construction, the Company will own a total of 14,520 units in 52 apartment communities, representing an increase of approximately 28% since the Company's initial public offering in December 1993. Through July 2020, the Company holds the exclusive right, but not the obligation, to acquire land from The Irvine Company, the owner and developer of the Irvine Ranch, for development of additional apartment communities on the Irvine Ranch. As of December 31, 1996, all of the Company's Properties were located on the Irvine Ranch.

     The Irvine Ranch is located in central Orange County, California between San Diego and Los Angeles. The western boundary of the Irvine Ranch borders approximately six miles of the Pacific Ocean. Today, the portion of the Irvine Ranch which is still owned by The Irvine Company covers approximately 90 square miles and includes more than 50,000 undeveloped acres. The developed portion of the Irvine Ranch, which includes significant parts of the cities of Irvine, Newport Beach and Tustin, is one of the largest urban master-planned communities in the United States. The Irvine Ranch has been developed over the past 30 years in accordance with an original master plan (the "Master Plan") which, over time, has been refined to accord with locally approved general plans. The Irvine Ranch is one of the major commercial, retail and residential centers in Southern California. The Irvine Ranch is home to more than 175,000 residents and 17,000 businesses with more than 200,000 employees.

     The Irvine Company is a real estate investment and community development firm engaged in the long-term development of the Irvine Ranch. The urbanization of the Irvine Ranch began in the 1960s with the adoption of a comprehensive Master Plan for future community development which originally consisted of a large map of the Irvine Ranch and a series of supporting maps detailing land uses. Subsequently, The Irvine Company worked closely with the various local jurisdictions which govern the Irvine Ranch to adopt general plans for the future development of their jurisdictions. The Irvine Company's overall Master Plan was refined to accord with the approved general plans and the residential, commercial, industrial, environmental and aesthetic balance desired by each jurisdiction. As a result, today the Master Plan is a compilation of the various interlocking general plans described above. The Irvine Company continuously engages in planning activities and the Master Plan refinement process is ongoing. The Irvine Company works closely with local government representatives, community residents, the Company and other civic and environmental groups to obtain the necessary local support and entitlement for its developments. The goal of the Master Plan was and remains to create innovative urban and suburban environments through the well-planned, coordinated development of residential communities and employment centers.

     The Company believes that a variety of factors have produced a historically strong apartment market in Orange County. The Company believes that these same factors continue to support significant opportunities for the development of additional apartment communities. Among the most important of these are:

  - The dominant market position of the Company, which owns over 65% of all apartment units and approximately 85% of all units in apartment communities having 100 or more units, on the Irvine Ranch;

  - The Company's exclusive right through July 2020 to acquire land from The Irvine Company for development of additional rental apartment communities on the Irvine Ranch;

  - The limited supply of developable land, other than on the Irvine Ranch, adjacent to major employment centers in Orange County;

  - The Irvine Company's Master Plan strategy which emphasizes market segmentation in order to ensure adequate and appropriate allocation of land uses and supports sustained growth for the long term;

  - The high quality of design, construction and maintenance of the Properties and their location in or near the City of Irvine which is consistently ranked among the safest cities with populations of 100,000 or more in the United States;

  - The close proximity of the Properties and of future development sites to major employment centers, high quality schools, extensive resort, recreational and open space amenities, and the Pacific Ocean;

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

  - An average of approximately 20 years of experience among the Company's ten most senior members of management in the design, development, construction, property management and financing of apartment communities; and

  - The effectiveness of management's policies regarding property management and expense control.

     For the year ended December 31, 1996, the average physical occupancy (the number of units occupied in stabilized communities divided by the total number of units in stabilized communities) of the Stabilized Communities was 94.9% and the average monthly rent per unit was $1,025. The Communities Under Construction, when completed, will contain 979 apartment units and have an aggregate estimated cost of approximately $127.2 million. As of December 31, 1996, 115 units were completed with 88 units occupied and generating rental revenue. In addition, pre-lease deposits had been received for 27 units. It is anticipated that two of the Communities Under Construction will be substantially completed by mid-1997 and will achieve stabilized occupancy by the end of 1997.

     In early 1997, IAC launched an expansion program beyond its traditional Irvine Ranch boundaries. The Company's strategic intent is to create meaningful market positions in a handful of the state's most promising growth centers. As a first step, the Company acquired the assets and absorbed the senior management team of a Northern California-based developer, Thompson Residential Company. Included in the acquisition were the purchase rights to three Northern California development sites situated in the Silicon Valley. The Company expects to begin construction on one of these sites in 1997.

     The information set forth in this Form 10-K relating to the expansion program, timing of completion of construction and initial stabilized occupancy and estimated costs of apartment communities that are in development are only estimates. Actual results will depend on numerous factors, many of which are beyond the control of the Company. These include the extent and timing of economic growth in the Company's rental markets; future trends in the pricing of construction materials and labor; entitlement decisions by local government authorities; changes in interest rate levels; and other changes in capital markets. No assurance can be given that the timing or estimates will not vary substantially from actual results.

BUSINESS STRATEGY

     The Company's primary business objective is to deliver strong, consistent total annual returns to its shareholders while enhancing the long-term growth in value of its real estate portfolio. The Company believes it is well positioned to meet this objective given the size and strength of the economic region in which it operates, the quality of its existing apartment community portfolio and the significant opportunities for new development within its market, and in similar high growth regions of California. Through adherence to specific operating and development strategies, the most important of which are discussed below, the Company seeks to achieve growth in its funds from operations through maximization of cash flow from its Stabilized Communities and the development of new apartment communities.

Operating Strategies

o Provide an exceptional living environment for residents. The Company's Stabilized Communities have been developed and are maintained to appeal to the highly educated, relatively affluent base of renters attracted to the Irvine Ranch. As a result of the region's closely managed master-planning process, the Properties are situated amid parks and other open space, and in close proximity to employment centers, schools, retail centers, and recreational facilities. They provide generous amenities, are well maintained and offer a high standard of customer service. The Company's success in providing an exceptional quality of life for its residents is evidenced in part by the strong average rental rates its properties command relative to average rental rates for Orange County as a whole. In 1996, the Stabilized Communities produced an average monthly rent of $1,025 per unit, which is approximately $200 more than the average monthly rent in Orange County.

o Enhance efficiency of operations. Management selectively subcontracts on-site staffing, personnel management and accounting functions to three independent property management firms which enables it to focus on marketing, product pricing and positioning, and approval of operating budgets. Management additionally directs and tests the standards of property-level activities conducted by the firms, including training of on-site staff. Management also seeks to enhance operating efficiency and, as a result, property expenses were reduced by 2.8% during 1996 within communities stabilized more than two years.

o Capitalize on strong brand identity with enhanced marketing and merchandising programs. The Company enhanced certain of its marketing programs to broaden its already strong brand name recognition in order to attract new residents into its portfolio and broaden the existing resident base. The Company's marketing programs include: a single source 800 telephone number to provide information on all 52 Properties; rental information centers within major shopping centers and the University of California, Irvine; and a targeted advertising campaign promoting the Company's portfolio and its strong quality of life characteristics.

Development Strategies

o Develop new communities to complement and expand the Company's existing rental market base. A diverse regional economy, continuing population growth, and an attractive quality of life all contribute to a broad and varied demand for rental housing on the Irvine Ranch. As a result, opportunities exist for a variety of apartment property types and amenity levels, including projects designed for the family, luxury and senior markets, and the area's large population of young professionals. The Company's development program seeks to capitalize on these opportunities through market segmentation. Supported by consumer research and focus group studies, market segmentation decisions are made at the earliest planning stages, when new residential villages for the Irvine Ranch are conceived and the villages' largest and most important amenities are selected. Location of schools, recreational facilities, retail centers, open space and views are all important considerations. Individual development decisions--including site location, product design, amenities and marketing programs -- are also geared to appeal to the needs and desires of the target rental market.

o Utilize experienced management to create high-quality, well-built properties designed to sustain their value. The Company brings considerable management expertise to all aspects of the development, construction and leasing process. Senior management is actively involved in new project development from the inception of a new Irvine Ranch village and is responsible for target market identification; design of site plans, building plans, and floor plans; project and unit amenity selection; and site-specific governmental approvals. In addition, the Company directs the bidding and contracting of all major construction activities, in essence acting as general contractor. The Company engages experienced independent construction managers to act as intermediaries with subcontractors and to manage on-site activities under the close supervision of the Company's internal construction group. The Company builds properties using only high-quality construction materials and techniques, and believes that this higher initial investment in quality enhances long-term value creation by sustaining high community rental income levels and reducing long-term expense levels.

     While the Company's principal focus has been on the development of apartment communities on the Irvine Ranch, as discussed above, the Company has and will continue to consider other opportunities to acquire or develop apartment communities, principally in California, that offer attractive risk-adjusted returns.

     The Company and The Irvine Company are parties to an exclusive land rights and non-competition agreement (the "Land Rights Agreement"). This agreement, which extends through July 31, 2020, provides the Company with the exclusive right, but not the obligation, to acquire additional land sites which have been entitled for residential use and designated by The Irvine Company as ready for apartment development in accordance with the Master Plan. The determination to exercise an option with respect to a site is made solely by a majority of a committee of independent directors of the Company (the "Independent Directors Committee"), whose members are unaffiliated with The Irvine Company. In addition, The Irvine Company, and its Chairman, Donald Bren, have agreed to conduct their apartment community development and ownership activities on the Irvine Ranch solely through the Company.

     Under terms of the Land Rights Agreement, through July 31, 2000, the purchase price for any apartment community sites acquired may be paid with either cash, common stock or Operating Partnership units at the option of the Company. After July 31, 2000, the choice of consideration will revert to The Irvine Company. In no event shall the purchase price for any site exceed 95% of the value of that site as determined by independent appraisals. In addition, the purchase price for future apartment sites after December 31, 1996, encompassing the next 821 apartment units the Company develops, will be set at an amount such that each project's budgeted pro forma unleveraged return on costs for the first 12 months following stabilized occupancy will be between 10.0% and 10.5%. A 316-unit site was purchased in February 1997 in accordance with this arrangement.

     The principal raw materials used in construction are concrete, forest products, sheetrock and glass. The Company expects to maintain efficient operations by utilizing standardized materials that are commercially available on competitive terms from a number of sources.

Capital and Financing Strategies

     The Company employs conservative financing policies, although there are no limitations on the level of debt that the Company may incur. The Company's policy is to maintain a ratio of debt to total market capitalization of less than 60% (i.e., total debt of the Company as a percentage of the market value of issued and outstanding shares of common stock of the Company and the limited partnership units of the Operating Partnership plus total debt.) As of December 31, 1996, the ratio of debt to total market capitalization was 35.1%.

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

     The Company completed two significant finance-related transactions in 1996. In July, its credit facility was amended to reduce the line's interest rate to Eurodollar plus 1.5% and a follow-on offering of stock was completed, along with an investment from The Irvine Company in the Operating Partnership, providing aggregate proceeds of $60.0 million. All of these transactions are more fully discussed in Management's Discussion and Analysis included in this Annual Report on Form 10-K. In February 1997, the credit facility was amended to increase the borrowing capacity from $175 million to $250 million.

COMPETITION

     The Properties are located in developed areas. There are numerous other rental apartment properties within and around the market area of each Property. The number of competitive rental properties in the area could have a material effect on the Company's ability to rent the apartments at the Properties and the rents charged.

EMPLOYEES

     As of February 28, 1997, the Company had 53 employees. None of the Company's employees is subject to a collective bargaining agreement and the Company has experienced no labor-related work stoppages. The Company considers its relations with its personnel to be good.

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

     Other federal, state and local laws may impose liability for release of asbestos containing materials (ACMs) into the air or require the removal of damaged ACMs in the event of remodeling or renovation. There are ACMs at 11 of the Properties, primarily in floor coverings and acoustical ceiling materials. The Company believes that the ACMs at these properties are generally in good condition. Comprehensive operations and maintenance plans have been implemented for properties where ACMs are present. In addition, property custodial and maintenance workers are trained to deal effectively with the maintenance of existing ACMs. The Company believes it is in compliance in all material respects with all federal, state, and local laws relating to ACMs and that there are no regulatory requirements that currently require the removal of these ACMs; however, if the Company were required to remove all ACMs present in its properties over a short time frame, the cost of such removal would have a material adverse effect on its financial condition and results of operations. The Company also believes that ACMs are not present in the remaining Properties. The Irvine Ranch Water District, a municipal corporation, owns and maintains underground cement water pipes which contain asbestos and which are serving a number of the Properties. Since these pipes are owned and maintained by the Irvine Ranch Water District, the Company believes that any potential environmental liabilities associated with these pipes will be incurred by the Irvine Ranch Water District.

     The Company has not been notified by any governmental authority of any material noncompliance, liability, or other claim in connection with any of the Properties. In addition, environmental assessments (which involve physical inspections without soil or groundwater analyses and generally without radon testing) were obtained on all 48 Stabilized Communities in 1993 or later except for two which were obtained more than five years ago. Environmental assessments were performed on all sites under construction prior to their purchase. The Company is not aware of any environmental liability relating to the Properties that it believes would have a material adverse effect on its business, assets or results of operations. Nevertheless, it is possible that the environmental assessments did not reveal all environmental liabilities with respect to the Properties, that environmental liabilities have developed with respect to the Properties since the environmental assessments were prepared or that there are material environmental liabilities of which the Company is unaware with respect to the Properties. Moreover, no assurance can be given that future laws, ordinances or regulations will not impose material environmental liabilities or that the current environmental condition of the Properties will not be affected by residents and occupants of the Properties or by the uses or condition of properties in the vicinity of the Properties, such as leaking underground storage tanks, or by third parties unrelated to the Company.

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

     Approximately 2,900 units in portions of 31 of the Company's Stabilized Communities are currently subject to resident income limitations which generally restrict rental of the affected units to low or moderate income residents and which, in most instances, also limit the amount of rent that may be charged for a particular unit. A brief summary of the basis and effect of these resident income and other limitations follows:

     The development of 23 of the 31 Stabilized Communities was financed with the proceeds of tax-exempt multifamily housing revenue bonds issued by various local municipalities. These bonds were refunded in May 1995 and consolidated under one issuer, California Statewide Communities Development Authority. Regulatory agreements applicable to such financings (a) require that a specified percentage of the units be set aside for residents whose incomes do not exceed a specified percentage of the area median income and (b) in most instances, limit the rent which can be charged to a percentage of the maximum qualifying resident income level for the affected unit. Most of these restrictions will terminate upon the maturity date of the bond issue.

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

     Five of the 31 Stabilized Communities were developed with the assistance of U.S. Department of Housing and Urban Development (HUD) administered programs which provided mortgage insurance to the project lender. Certain regulatory and other agreements with HUD applicable to such financings (a) impose resident income restrictions similar to those imposed by the bond financing agreements, and (b) generally require the Company to operate the Properties in accordance with HUD's standards. With respect to one of the properties (i.e., The Parklands), a regulatory agreement additionally (a) limits the distribution of income from the property to 10% of the HUD imputed equity in the property and
(b) requires that any income in excess of such 10% limit be deposited into a residual receipts account. Amounts paid into such residual receipts account have historically been used for capital improvements to the property, subject to HUD's consent. At the expiration of the applicable regulatory or other agreement, any amount remaining in such residual receipts account belongs to HUD.

     Under Section 8 of the United States Housing Act of 1937, HUD currently provides rental assistance payments to each of these five HUD properties pursuant to certain Housing Assistance Payments (HAP) contracts. Under the HAP contracts, so long as the units are rented to residents whose income levels do not exceed specified HUD guidelines, each qualifying resident is required to pay only 30% of their adjusted monthly income as rent and HUD pays the difference between the 30% payment and the unit's market rents as established by HUD. The above-mentioned restrictions and limitations will continue for the remainder of each HAP contract term, each HAP contract has an initial term of 20 years with four 5-year renewal options exercisable at the owners option. At December 31, 1996, the average remaining term of the HAP contracts was approximately 7 years.

     Each of the resident and income restricted units within the Company's portfolio has been subject to one or more of the foregoing restrictions either since their initial occupancy or as a result of subsequent agreements with the applicable governmental authority or other private or quasi-public interest groups. Accordingly, the effect of these restrictions on rental income from the Properties has been reflected in the historical financial results of the Company and its Predecessor.

     The Company believes that it is in material compliance with all of the foregoing requirements. The failure of the Company to comply with the terms of any of the foregoing could adversely affect the Company's operations.

     The Company may purchase land in the future which as a condition of purchase has the inclusion of units at below market rental rates. Construction of such properties may be financed with tax-exempt debt. In any case, the Company will evaluate the economics inclusive of any rental restriction and benefit of below-market, tax-exempt financing prior to purchasing the land.

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

     The Company has recently acquired the assets of Thompson Residential Company, Inc., a Northern California-based multifamily development company.
This acquisition represents the Company's first strategic expansion off the Irvine Ranch and the Company may make additional investments in Northern California and possibly the San Diego area in the future. See "Recent Developments - 'Off-Ranch' Expansion." The development, construction and operation of rental apartment communities in such new markets may present risks different than or in addition to the risks discussed above related to the Properties which are located entirely in Orange County. No assurance can be given that the Company will be successful in pursuing any additional "off-Ranch" expansion or that any "off-Ranch" apartment communities will be successful.

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

     Real Estate Development: A focus of the Company is on the development of new rental apartment communities on sites acquired primarily from The Irvine Company, although the Company plans to develop new rental apartment communities on sites acquired from third parties. The Company may also acquire completed communities. The real estate development business involves significant risks in addition to those involved in the ownership and operation of established apartment communities, including the risks that specific project approvals may take more time and resources to obtain than expected, that construction may not be completed on schedule or budget and the properties may not achieve anticipated rent or occupancy levels. In addition, if permanent debt or equity financing is not available on acceptable terms to finance new development or acquisitions undertaken without permanent financing, further development activities or acquisitions might be curtailed or cash available for distribution might be adversely affected.

     Insurance: The Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits which the Company believes are adequate and appropriate under the circumstances. There are, however, certain types of losses (such as from earthquakes) that are not generally insured because they are either uninsurable or not economically insurable. The Operating Partnership does not carry earthquake insurance on any of the Properties. Should an uninsured loss or a loss in excess of insured limits occur, the Operating Partnership could lose its capital invested in the property, as well as the anticipated future revenues from the property, and, in the case of debt which is recourse to the Operating Partnership, would remain obligated for any mortgage debt or other financial obligations related to the property. Any such loss would adversely affect the Company. Moreover, as a general partner of the Operating Partnership, the Company will generally be liable for any unsatisfied obligations other than non-recourse obligations. The Company believes that the Properties are adequately insured. In addition, in light of the California earthquake risk, California building codes since the early 1970s have established construction standards for all newly built and renovated buildings, including apartment buildings, the current and strictest construction standards having been adopted in 1984. Twenty-nine of the 48 Stabilized Communities (representing approximately 60% of those units) have been completed and occupied since 1984 and the Company believes that all of the Properties were constructed in full compliance with the applicable standards existing at the time of construction. In addition, the Company's apartment communities contain multiple buildings, all of which are of wood frame construction. While earthquakes have occurred from time to time in Southern California, the Company has not experienced any material losses as a result of earthquakes. No assurance can be given that this will be the case in the future.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth certain information regarding the executive officers of the Company as of March 15, 1997 and other positions held by them over the last five years:

                                                                                 YEARS POSITIONS
        NAME          AGE          PRESENT AND PRIOR POSITIONS HELD (1)               HELD
        ----          ---          ------------------------------------          ---------------
Donald L. Bren        64   Chairman, President and Chief Executive Officer       1997 - Present
                           Chairman, The Irvine Company                          1983 - Present


James E. Mead         37   Senior Vice President, Chief Financial Officer and    1996 - Present
                           Secretary
                           Senior Vice President and Treasurer                   1994 - 1996
                           Vice President, Corporate Finance, The Irvine         1991 - 1994
                           Company

William W. Thompson   51   Senior Vice President, Off-Ranch Operations           1997 - Present
                           President, Thompson Residential                       1996 - 1997
                           Partner, Trammell Crow Residential, Northern          1984 - 1995
                           California

Hank Baker            48   Vice President, Marketing                             1996 - Present
                           Owner, Baker Property Advisors                        1992 - 1996

                           Vice President, Northern California, Forest City
                           Properties Corporation                                1986 - 1992

Bruce N. Dorfman      37   Vice President, Development, Off-Ranch Operations     1997 - Present
                           Vice President, Development, Thompson Residential     1996 - 1997
                           Vice President, Finance, Trammell Crow Residential,
                           Northern California                                   1992 - 1995

Shawn Howie           41   Vice President, Corporate Finance and Controller      1997 - Present
                           Vice President and Controller                         1993 - 1997
                           Senior Manager, Ernst & Young                         1986 - 1993

Robert J. Hughes      46   Vice President, Construction, Off-Ranch Operations    1997 - Present
                           Vice President, Construction, Thompson Residential    1996 - 1997
                           Vice President, Construction, Trammell Crow           1994 - 1996
                           Residential                                           1987 - 1993
                           President of Construction, Grancorp

Richard E. Lamprecht  37   Vice President, Development                           1993 - Present
                           Vice President, Development, Irvine Pacific           1989 - 1993

David A. McAllister   62   Vice President, Construction                          1993 - Present
                           Director of Operations, California Pacific Homes      1992 - 1993

Scott A. Reinert      38   Vice President, Asset Management                      1994 - Present
                           Chief Operating Officer, Southeast, GFS Northstar     1990 - 1994

----------------------
(1) The first position held is with the Company. The Irvine Company and California Pacific Homes are affiliates of the Company. Irvine Pacific is the Predecessor to the Company.


ITEM 2.       PROPERTIES

     As of December 31, 1996, the Company owned stabilized properties containing 13,541 apartment units in Orange County, California. The Company believes that the Properties are high quality apartment communities with superior locations near major employment centers within the master- planned Irvine Ranch. The Properties are all located on the Irvine Ranch within the following individual jurisdictions:

                                                 COMMUNITIES
                  STABILIZED COMMUNITIES     UNDER CONSTRUCTION               TOTAL
                 -----------------------     ------------------      ----------------------
                  NUMBER OF    NUMBER OF    NUMBER OF   NUMBER OF    NUMBER OF      NUMBER
 MUNICIPALITY    PROPERTIES      UNITS     PROPERTIES     UNITS      PROPERTIES    OF UNITS
 ------------    ----------      -----     ----------     -----      ----------    --------
Irvine               35          9,415          2           434          37         9,849
Newport Beach         6          1,760          2           545           8         2,305
Tustin                6          1,854                                    6         1,854
Unincorporated        1            512                                    1           512
                     --         ------          -           ---          --        ------
                     48         13,541          4           979          52        14,520
                     ==         ======          =           ===          ==        ======

     The unit mix of the Properties is as follows:

                            STABILIZED        COMMUNITIES
                           COMMUNITIES    UNDER CONSTRUCTION    TOTAL UNIT    PERCENT OF
      UNIT TYPE             UNIT COUNT        UNIT COUNT           COUNT     TOTAL UNITS
      ---------             ----------        ----------        ----------   -----------
Studio/Junior                   469                                  469          3.2%
One Bedroom                   3,523               143              3,666         25.3%
Two Bedroom                   8,405               656              9,061         62.4%
Three Bedrooms or More        1,144               180              1,324          9.1%
                             ------               ---             ------        -----
               Total         13,541               979             14,520        100.0%
                             ======               ===             ======        =====

     Information as to the Company's Properties is included on pages 22 and 39 of the Company's 1996 Annual Report to Shareholders, which are included as part of Exhibit 13 and are incorporated in this Annual Report on Form 10-K. In addition, the real estate and accumulated depreciation schedule of Irvine Apartment Communities, Inc. is included on pages 16 and 17 of this Annual Report on Form 10-K.

     The Company believes that the Properties are well maintained and have no material deferred maintenance requirements or current need for major renovations. The average age of the Stabilized Communities is approximately 12 years. The oldest of the Stabilized Communities was completed in 1969, and 29 of the 48 Stabilized Communities, totaling 8,873 units or approximately 66% of the Stabilized Communities, have been completed since January 1, 1985. The number of units per Property ranges from 58 units to 880 units, with an average of approximately 282 units.

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

     All of the Properties provide residents with numerous amenities and include extensive landscaping. Approximately 80% of the 48 Stabilized Communities contain swimming pools, spas, air conditioning and covered parking. Additional amenities may include a fitness center, recreational room, sauna and tennis courts. Each apartment unit includes a patio, porch or balcony. Many apartment units offer one or more of certain additional features, such as vaulted ceilings, fireplaces, enclosed garages, refrigerators, washers and dryers, and microwave ovens. The Communities Under Construction contain almost all of these amenities.

ITEM 3.       LEGAL PROCEEDINGS

     Neither the Company nor the Properties are currently subject to any material litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

     As of February 12, 1997, there were 315 holders of record of the Company's common stock. The Company believes that there are approximately 10,615 beneficial holders of the Company's common stock.

     Information as to the Company's quarterly stock prices is included on the inside back cover of the Company's 1996 Annual Report to Shareholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K.

     Information as to the principal markets on which the Company's common stock is being traded is included on the inside back cover of the Company's 1996 Annual Report to Shareholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K.

     The Company intends to pay regular quarterly distributions. The Company's historical quarterly distribution payments are included on the inside back cover of the Company's 1996 Annual Report to Shareholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K.

     During 1996 the Operating Partnership sold to affiliates of The Irvine Company the following units of limited partner interest ("LP units") in the Operating Partnership pursuant to Section 4(2) of the Securities Act of 1933:

     1. an aggregate of 15,851 L.P. units were sold at various times for $353,861 in cash at prices ranging from $19.784 to $23.875 per L.P. unit, in connection with The Irvine Company's exercise of its proportional purchase rights with respect to sales of the Company's common stock pursuant to its Dividend Reinvestment and Additional Cash Investment Plan.

     2. 1,490,700 L.P. units were sold in July 1996 for $30 million in cash, $20.125 per L.P. unit, in connection with The Irvine Company's exercise of its proportional purchase rights with respect to the Company's follow-on offering of 1,490,700 shares of common stock; and

     3. an aggregate of 388,759 L.P. units were issued at various times in connection with the acquisition by the Operating Partnership of three land sites pursuant to the Land Rights Agreement. The number of L.P. units issued in each acquisition was equal to the land purchase price determined in accordance with the Land Rights Agreement divided by the average of the closing prices of the common stock for the 10 trading days immediately preceding the closing date of the acquisition.

     Each of the foregoing L.P. units is exchangeable for common stock of the Company on a one-for-one basis, subject to adjustment and certain limitations set forth in the Amended and Restated Agreement of Limited Partnership of the Operating Partnership.

ITEM  6.      SELECTED FINANCIAL DATA

     The Selected Financial Information of Irvine Apartment Communities, Inc. and Predecessor for the five-year period ended December 31, 1996 is included on page 17 of the Company's 1996 Annual Report to Shareholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K. It should be read in conjunction with the consolidated financial statements included on pages 18 through 38 in the Company's 1996 Annual Report to Shareholders which are also included as part of Exhibit 13 and incorporated in this Annual Report on Form 10-K and the financial statement schedule below in
Item 14 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 18 through 24 in the Company's 1996 Annual Report to Shareholders, which are included as part of Exhibit 13 and are incorporated in this Annual Report on Form 10-K.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Irvine Apartment Communities, Inc. are included on pages 25 through 38 in the Company's 1996 Annual Report to Shareholders, which are included as part of Exhibit 13 and are incorporated in this Annual Report on Form 10-K. Reference is made to the Index to Financial Statements in Item 14 below.

     A financial statement schedule for the Company is included on pages 16 and 17 of this Annual Report on Form 10-K. Reference is made to the Index to Financial Statement Schedule in Item 14 below.

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

     The Notice and Proxy Statement for the 1997 Annual Meeting of Shareholders, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the remaining information required under Part III (ITEMS 10, 11, 12, AND 13.)

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The consolidated financial statements, together with the report thereon of Ernst & Young LLP dated January 31, 1997, all appearing on pages 25 through 38 in the 1996 Annual Report to Shareholders, are incorporated in this Annual Report on Form 10-K. The aforementioned information and the information incorporated in Items 1, 2, 5, 6, 7 and 8, from the 1996 Annual Report to Shareholders attached as Exhibit 13, is incorporated into this Annual Report on Form 10-K.

                                                             PAGE NO. IN
                                                            ANNUAL REPORT
IRVINE APARTMENT COMMUNITIES, INC.                         TO SHAREHOLDERS
----------------------------------                         ---------------
Report of Independent Auditors                                    38

Consolidated Balance Sheets as of                                 25
     December 31, 1996 and 1995

Consolidated Statements of Operations                             26
     for the years ended December 31, 1996,
     1995 and 1994

Consolidated Statements of Changes in                             27
     Shareholders' Equity for the years
     ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for                         28
     the years ended December 31, 1996, 1995
     and 1994

Notes to Consolidated Financial Statements                   29 through 38

Shareholder Information                                    Inside Back Cover


     Pages 17 through 38 and the inside back cover of the 1996 Annual Report to Shareholders of Irvine Apartment Communities, Inc. include the Five Year Summary, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and related notes thereto, the Report of Independent Auditors, Shareholder Information and Quarterly Stock Prices. These pages are included as part of Exhibit 13 to this Annual Report on Form 10-K.

     Schedule III-Real Estate and Accumulated Depreciation is included on pages 16 and 17 of this Annual Report on Form 10-K.

                       IRVINE APARTMENT COMMUNITIES, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1996
                                 (in thousands)




                                                                GROSS AMOUNT AT WHICH
                                                                     CARRIED AT
                                                                DECEMBER 31, 1996(a)(b)
                                                                -----------------------
      CITY, STATE              NUMBER OF                             BUILDINGS AND           ACCUMULATED   DATE OF    DEPRECIABLE
APARTMENT COMMUNITY NAME          UNITS   ENCUMBRANCES(c)   LAND(d)  IMPROVEMENTS    TOTAL   DEPRECIATION  COMPLETION     LIFE(e)
----------------------------------------------------------------------------------------------------------------------------------
STABILIZED MORE THAN 2 YEARS
   IRVINE, CALIFORNIA
       Amherst Court                 162                    $1,430        $11,247  $12,677         $2,255        1991  5-40 yrs.
       Berkeley Court                152          $7,808       858          8,257    9,115          2,821        1986  5-40 yrs.
       Cedar Creek                   176           8,586       519          8,614    9,133          3,021        1985  5-40 yrs.
       Columbia Court                 58           2,601       321          2,683    3,004            881        1984  5-40 yrs.
       Cornell Court                 109           5,202       785          5,044    5,829          1,597        1984  5-40 yrs.
       Cross Creek                   136           6,754       561          7,287    7,848          2,568        1985  5-40 yrs.
       Dartmouth Court               294          17,303     2,674         17,230   19,904          5,513        1986  5-40 yrs.
       Deerfield                     288          10,812     3,810         11,495   15,305          4,383     1975/83  5-40 yrs.
       Harvard Court                 112           5,158     1,034          5,864    6,898          1,952        1986  5-40 yrs.
       Northwood Park                168           7,759     1,246          8,459    9,705          3,058        1985  5-40 yrs.
       Northwood Place               604          30,143     4,613         34,096   38,709         11,191        1986  5-40 yrs.
       Orchard Park                   60                     1,138          2,099    3,237            837        1982  5-40 yrs.
       Park West                     880          33,992    18,768         53,522   72,290         25,328  1970/71/72  5-40 yrs.
       Parkwood                      296          12,642     7,667         12,698   20,365          4,850        1974  5-40 yrs.
       Rancho San Joaquin            368          17,234     7,910         28,325   36,235         12,972        1976  5-40 yrs.
       San Carlo                     354                     2,715         25,720   28,435          5,907        1989  5-40 yrs.
       San Leon                      248          12,380     1,726         14,507   16,233          4,449        1987  5-40 yrs.
       San Marco                     426          24,327     2,873         24,355   27,228          6,199        1988  5-40 yrs.
       San Marino                    200           9,849     1,376         11,567   12,943          3,756        1986  5-40 yrs.
       San Mateo                     283                     1,444         18,621   20,065          3,696        1990  5-40 yrs.
       San Paulo                     382          26,591     1,906         26,785   28,691          2,487        1993  5-40 yrs.
       San Remo                      248          13,832     1,765         14,287   16,052          4,457     1986/88  5-40 yrs.
       Stanford Court                320          13,877     2,202         14,226   16,428          5,202        1985  5-40 yrs.
       The Parklands                 121           6,512        68          7,068    7,136          2,216        1983  5-40 yrs.
       Turtle Rock Canyon            217          18,791     1,889         19,969   21,858          3,703        1991  5-40 yrs.
       Turtle Rock Vista             252          13,405     6,327         13,340   19,667          5,120     1976/77  5-40 yrs.
       Windwood Glen                 196           9,852     1,266          9,668   10,934          3,124        1985  5-40 yrs.
       Windwood Knoll                248                     1,111         11,575   12,686          3,724        1983  5-40 yrs.
       Woodbridge Oaks               120                       832          6,718    7,550          2,217        1983  5-40 yrs.
       Woodbridge Pines              220           8,459     5,755         10,484   16,239          3,985        1976  5-40 yrs.
       Woodbridge Villas             258                     4,353          9,105   13,458          3,729        1982  5-40 yrs.
       Woodbridge Willows            200           9,655     1,421         11,468   12,889          4,888        1984  5-40 yrs.
----------------------------------------------------------------------------------------------------------------------------------
                                   8,156         333,524    92,363        466,383  558,746        152,086
----------------------------------------------------------------------------------------------------------------------------------
   NEWPORT BEACH, CALIFORNIA
       Bayport                       104           4,862     3,146          4,226    7,372          1,678        1971  5-40 yrs.
       Bayview                        64           3,510     2,353          2,925    5,278          1,193        1971  5-40 yrs.
       Baywood                       388          20,972    10,809         20,362   31,171          7,450     1973/84  5-40 yrs.
       Mariner Square                114           5,637       392          5,030    5,422          3,106        1969  5-40 yrs.
       Newport North                 570          37,970     8,849         31,314   40,163          9,963        1986  5-40 yrs.
       Promontory Point              520          36,303    18,775         41,153   59,928         16,083        1974  5-40 yrs.
----------------------------------------------------------------------------------------------------------------------------------
                                   1,760         109,254    44,324        105,010  149,334         39,473
----------------------------------------------------------------------------------------------------------------------------------
   TUSTIN, CALIFORNIA
       Rancho Alisal                 356          20,625     3,558         19,894   23,452          5,884     1988/91  5-40 yrs.
       Rancho Maderas                266          19,372     1,144         16,263   17,407          3,732        1989  5-40 yrs.
       Rancho Mariposa               238          12,839       683         16,241   16,924          2,535        1992  5-40 yrs.
       Rancho Tierra                 252          19,622     1,215         16,470   17,685          3,918        1989  5-40 yrs.
       Sierra Vista                  306                     2,318         22,667   24,985          3,405        1992  5-40 yrs.
----------------------------------------------------------------------------------------------------------------------------------
                                   1,418          72,458     8,918         91,535  100,453         19,474
----------------------------------------------------------------------------------------------------------------------------------
TOTAL STABILIZED MORE THAN 2
YEARS                             11,334        $515,236  $145,605       $662,928 $808,533       $211,033
----------------------------------------------------------------------------------------------------------------------------------
STABILIZED LESS THAN 2 YEARS
   IRVINE, CALIFORNIA
       Villa Coronado                513                    $5,842        $37,985  $43,827         $2,058      1995/96  5-40 yrs.
       Santa Rosa                    368                     3,169         27,615   30,784          1,410      1995/96  5-40 yrs.
       Santa Clara                   378                     3,624         31,126   34,750          1,468      1995/96  5-40 yrs.
----------------------------------------------------------------------------------------------------------------------------------
                                   1,259                    12,635         96,726  109,361          4,936
----------------------------------------------------------------------------------------------------------------------------------
   TUSTIN, CALIFORNIA
       Rancho Monterey               436                     6,823         33,970   40,793          1,385      1995/96  5-40 yrs.
----------------------------------------------------------------------------------------------------------------------------------
                                     436                     6,823         33,970   40,793          1,385
----------------------------------------------------------------------------------------------------------------------------------
   NEWPORT COAST, CALIFORNIA
       Newport Ridge                 512                     9,357         45,265   54,622          1,813      1995/96  5-40 yrs.
----------------------------------------------------------------------------------------------------------------------------------
                                     512                     9,357         45,265   54,622          1,813
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
TOTAL STABILIZED LESS THAN 2       2,207                   $28,815       $175,961 $204,776         $8,134
YEARS
----------------------------------------------------------------------------------------------------------------------------------

See notes on next page.


                                                                GROSS AMOUNT AT WHICH
                                                                     CARRIED AT
                                                                DECEMBER 31, 1996(a)(b)
                                                                -----------------------
     APARTMENT                 NUMBER OF                             BUILDINGS AND              ACCUMULATED   DATE OF    DEPRECIABLE
COMMUNITY NAME (CITY)              UNITS   ENCUMBRANCES(c)   LAND(d)  IMPROVEMENTS       TOTAL  DEPRECIATION  COMPLETION     LIFE(e)
----------------------------------------------------------------------------------------------------------------------------------
DELIVERED UNITS IN PROJECTS
UNDER CONSTRUCTION
   Baypointe (Newport Beach)         68                        $953         $6,609     $7,562           $13         1996  5-40 yrs.
   Santa Maria (Irvine)              47                         697          4,426      5,123            13         1996  5-40 yrs.
----------------------------------------------------------------------------------------------------------------------------------
TOTAL DELIVERED UNITS               115                      $1,650        $11,035    $12,685           $26
----------------------------------------------------------------------------------------------------------------------------------

TOTAL STABILIZED AND DELIVERED   13,656                    $176,070       $849,924 $1,025,994      $219,193
----------------------------------------------------------------------------------------------------------------------------------

UNITS UNDER CONSTRUCTION

   Baypointe (Newport Beach)        232                      $3,237        $18,602    $21,839
   Santa Maria (Irvine)             180                       2,646         11,638     14,284
   The Colony (Newport Beach)       245                       3,545          9,772     13,317
   Santa Rosa II (Irvine)           207                       5,999          1,323      7,322
   Other                                                                     1,478      1,478
----------------------------------------------------------------------------------------------------------------------------------
TOTAL UNITS UNDER CONSTRUCTION      864                     $15,428        $42,813    $58,241
----------------------------------------------------------------------------------------------------------------------------------
TOTAL                            14,520          $515,236  $191,497       $892,737 $1,084,234      $219,193
----------------------------------------------------------------------------------------------------------------------------------


Notes:


(a) The aggregate cost of land and buildings for federal income tax purposes is approximately $654,007 (unaudited).

(b) The gross amount at which buildings and improvements are carried represent historical cost amounts incurred in the development of the projects and capital improvements incurred subsequent to the completion of construction. Prior to the Company's December 1993 initial public offering, the gross land, buildings and improvements amounts represent The Irvine Company's historical cost basis.

(c)  Encumbrances represent debt secured by deeds of trust.

(d) Land acquired from The Irvine Company is recorded at cost based on the purchase price.

(e) Estimated useful lives are five to seven years for furniture and fixtures, five to twenty years for improvements and forty years for buildings.


A summary of activity of real estate and accumulated depreciation is as follows:

                                                                 Real Estate
                                                                 December 31,
                                                      ---------------------------------
                                                          1996        1995       1994
---------------------------------------------------------------------------------------
Balance at beginning of year                          $1,005,633    $869,756   $792,510
Additions:
     Through cash expenditures                            66,857     124,368     61,590
     Through assumption of tax-exempt
        assessment district debt                           2,771       4,184     15,656
     Through issuance of Operating
        Partnership units                                  8,973       7,325
---------------------------------------------------------------------------------------
Balance at end of year                                $1,084,234  $1,005,633   $869,756
---------------------------------------------------------------------------------------


                                                           Accumulated Depreciation
                                                                 December 31,
                                                      ---------------------------------
                                                          1996        1995       1994
---------------------------------------------------------------------------------------
Balance at beginning of year                            $192,106    $169,039   $148,052
Charges to depreciation expense                           27,087      23,067     20,987
---------------------------------------------------------------------------------------
Balance at end of period                                $219,193    $192,106   $169,039
---------------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

2.1 Agreement and Plan of Merger dated as of March 20, 1996 between the Company and Irvine Apartment Communities, Inc., a Delaware corporation
        (incorporated by reference to Exhibit 2.1 of the Company's Registration
        Statement on Form 8-B, filed with the Securities and Exchange Commission on April 30, 1996 (the "Form 8-B")).

3.1 Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 of the Form 8-B").

3.2     Articles of Merger dated May 2, 1996 between the Company and Irvine
        Apartment Communities, Inc., a Delaware corporation (incorporated by reference to Exhibit 14 of Amendment No. 5 to Schedule 13D filed on July
        15, 1996 by The Irvine Company, TIC Investment Company A, TIC Investment
        Company C and Donald L. Bren).

3.3 Amended Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-B).

3.4     Specimen of Certificate Representing Shares of Common Stock
        (incorporated by reference to Exhibit 3.3 of the Form 8-B).

10.1    Agreement of Limited Partnership of the Operating Partnership (the
        "Operating Partnership Agreement") (incorporated by reference to Exhibit
        10.1 of the Annual Report on Form 10-K of the Company for the year ended
        December 31, 1993, File No. 1-12478 (the "1993 Form 10-K")).

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

10.1.2 Amendment No. 2 to the Operating Partnership Agreement (incorporated by reference to Exhibit 10.1.2 of the 1995 Second Quarter Form 10-Q).

10.1.3 Amendment No. 3 to the Operating Partnership Agreement (incorporated by reference to Exhibit 10.1.3 of the 1995 Second Quarter Form 10-Q).

10.1.4 Amendment No. 4 to the Operating Partnership Agreement (incorporated by reference to Exhibit 10.1.4 of the Form 8-B).

10.1.5 Amendment No. 5 to the Operating Partnership Agreement (incorporated by reference to Exhibit 10.1.5 of the Form 8-B).

10.1.6 Amendment No. 6 to the Operating Partnership Agreement (incorporated by reference to Exhibit 24 of Amendment No. 6 to Schedule 13D filed on
        March 4, 1997 by The Irvine Company, TIC Investment Company A, TIC
        Investment Company C and Donald L. Bren ("Amendment No. 6 to the
        Schedule 13D")).

10.1.7 Amendment No. 7 to the Operating Partnership Agreement (incorporated by reference to Exhibit 25 of Amendment No. 6 to the Schedule 13D).

10.2    Lease Agreement (incorporated by reference to Exhibit 10.2 of the 1993
        Form 10-K).

10.4 Miscellaneous Rights Agreement among the Company and the persons named therein (incorporated by reference to Exhibit 10.4 of the Form 8-B).

10.5    Administrative Services Agreement (incorporated by reference to Exhibit
        10.5 of the 1993 Form 10-K).

10.5.1  Amendment and Extension to the Administrative Services Agreement
        (incorporated by reference to Exhibit 10.5.1 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1994).

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

10.6.3  Amendment No. 3 to the Exclusive Land Rights and Non-Competition
        Agreement (incorporated by reference to Exhibit 10.6.3 of the Form 8-B).

10.7 Contribution Agreement and Escrow Instructions Agreement (incorporated by reference to Exhibit 10.7 of the 1993 Form 10-K).

10.8    Irvine Apartment Communities, Inc. 1993 Stock Option Plan for Directors
        (incorporated by reference to Exhibit 10.8 of the 1993 Form 10-K).

10.9    Irvine Apartment Communities, Inc. 1993 Long-Term Stock Incentive Plan
        (incorporated by reference to Exhibit 10.9 of the 1993 Form 10-K).

10.10 Irrevocable Trust Agreement (incorporated by reference to Exhibit 10.10 of the 1993 Form 10-K).

10.11 Revolving Credit Agreement dated November 30, 1995 (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1995, File No. 1-12478 (the
        "1995 Form 10-K)).

10.11.1 Amendment No. 1 to the Revolving Credit Agreement dated July 1, 1996.

10.11.2 Amendment No. 2 to the Revolving Credit Agreement dated August 15, 1996.

10.11.3 Amendment No. 3 to the Revolving Credit Agreement dated February 20,
        1997.

10.12 Indenture of Trust for Tax-Exempt Mortgage Bond Financing (incorporated by reference to Exhibit 10.13 of the 1995 Second Quarter Form 10-Q).

10.13 Employment Arrangement Letter with Chief Executive Officer (incorporated by reference to Exhibit 10.13 of the 1995 Form 10-K).

10.14   Irvine Apartment Communities, Inc. 1996 Long-Term Stock Incentive Plan
        (incorporated by reference to Exhibit 10.14 of the Form 8-B). Severance
        Agreement with the Company's former Chief Financial Officer.

10.15   Severance Agreement with the Company's former Chief Financial Officer.

10.16   Severance Agreement with the Company's former Chief Executive Officer.


13 Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1996.

21      Subsidiaries of the Registrant.

22 Notice and Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1997.

23.1    Opinion of Ernst & Young LLP on Schedule III.

23.2    Consent of Ernst & Young LLP

27      Financial Data Schedule


REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the fourth quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IRVINE APARTMENT COMMUNITIES, INC.


                                        By:  JAMES E. MEAD
                                             ----------------------------------
                                             James E. Mead
                                             Senior Vice President,
                                             Chief Financial Officer and
                                             Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                                  Date
---------                       -----                                  ----
DONALD BREN               Chairman of the Board of Directors;      March 24, 1997
----------------------    President and Chief Executive Officer
Donald Bren

ANTHONY M. FRANK          Director                                 March 24, 1997
----------------------
Anthony M. Frank

JOHN F. GRUNDHOFER        Director                                 March 24, 1997
----------------------
John F. Grundhofer

BOWEN H. MCCOY            Director                                 March 24, 1997
----------------------
Bowen H. McCoy

WILLIAM  H. MCFARLAND     Director                                 March 24, 1997
----------------------
William H. McFarland

MICHAEL D. MCKEE          Director                                 March 24, 1997
----------------------
Michael D. McKee

JACK W. PELTASON          Director                                 March 24, 1997
----------------------
Jack W. Peltason

JOHN F. SEYMOUR, JR.      Director                                 March 24, 1997
----------------------
John F. Seymour, Jr.

JAMES E. MEAD             Senior Vice President,                   March 24, 1997
----------------------    Chief Financial Officer and
James E. Mead             Secretary (Principal Financial
                          Officer)

SHAWN HOWIE               Vice President, Corporate                March 24, 1997
----------------------    Finance and Controller
Shawn Howie               (Principal Accounting Officer)