Form 10-Q
period 1997-03-31
IRVINE APARTMENT COMMUNITIES INC
filed 1997-05-15
CIK 912084

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Period Ended March 31, 1997.

                                       or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period from                  to               .
                                      ----------------    --------------

                        Commission File Number: 1-12478




                       IRVINE APARTMENT COMMUNITIES, INC.
                      -----------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Maryland                              33-0698698
       ------------------------         ---------------------------------------
       (State of Incorporation)         (I.R.S. Employer Identification Number)


      550 Newport Center Drive, Suite 300, Newport Beach, California, 92660
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 720-5500
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time as required), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $0.01 Par Value - 19,783,121 shares as of April 25, 1997.

================================================================================

                       IRVINE APARTMENT COMMUNITIES, INC.


                                      INDEX

                                                                           PAGE
                                                                           ----

Part I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1997
          and December 31, 1996                                              1

          Consolidated Statements of Operations for the three months
          ended March 31, 1997 and 1996                                      2

          Consolidated Statements of Changes in Shareholders' Equity
          for the three months ended March 31, 1997 and 1996                 3

          Consolidated Statements of Cash Flows for the three months
          ended March 31, 1997 and 1996                                      4

          Notes to Consolidated Financial Statements                         5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 17

Item 2.   Changes in Securities                                             17

Item 3.   Defaults Upon Senior Securities                                   17

Item 4.   Submission of Matters to a Vote of Shareholders                   17

Item 5.   Other Information                                                 18

Item 6.   Exhibits and Reports on Form 8-K                                  18

          SIGNATURES                                                        19

PART I - FINANCIAL INFORMATION
Item 1.
                       Irvine Apartment Communities, Inc.

                          CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,     December 31,
(in thousands, except per share amounts)                                                1997           1996
----------------------------------------------------------------------------------------------------------------
                                                                                     (unaudited)
ASSETS
Real estate assets, at cost
       Land                                                                          $  178,808      $  176,070
       Buildings and improvements                                                       868,352         849,924
---------------------------------------------------------------------------------------------------------------
                                                                                      1,047,160       1,025,994
       Accumulated depreciation                                                        (225,890)       (219,193)
---------------------------------------------------------------------------------------------------------------
                                                                                        821,270         806,801
       Under development, including land                                                 74,925          58,241
---------------------------------------------------------------------------------------------------------------
                                                                                        896,195         865,042
Cash and cash equivalents                                                                30,283           3,205
Restricted cash                                                                           1,459           1,376
Deferred financing costs, net                                                            19,537          20,187
Other assets                                                                             13,287          11,188
---------------------------------------------------------------------------------------------------------------
                                                                                     $  960,761      $  900,998
===============================================================================================================
LIABILITIES
Mortgages and notes payable
       Line of credit                                                                                $   16,000
       Tax-exempt mortgage bond financings                                           $  328,372         329,248
       Conventional mortgage financings                                                 134,150         134,761
       Mortgage notes payable to The Irvine Company                                      51,023          51,227
       Tax-exempt assessment district debt                                               21,793          21,828
---------------------------------------------------------------------------------------------------------------
                                                                                        535,338         553,064
Accounts payable and accrued liabilities                                                 22,355          21,496
Security deposits                                                                         6,412           6,094
---------------------------------------------------------------------------------------------------------------
                                                                                        564,105         580,654
MINORITY INTEREST                                                                       186,362         140,327
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 10,000 shares authorized;
       no shares issued or outstanding
Common stock, par value $0.01 per share; 150,000 shares authorized;
       19,783 shares and 18,556 shares issued and outstanding, respectively                 198             186
Excess stock, par value $0.01 per share; 160,000 shares authorized;
       no shares issued or outstanding
Additional paid-in capital                                                              233,048         202,116
Retained earnings (deficit)                                                             (22,952)        (22,285)
---------------------------------------------------------------------------------------------------------------
                                                                                        210,294         180,017
---------------------------------------------------------------------------------------------------------------
                                                                                     $  960,761      $  900,998
===============================================================================================================

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                       Irvine Apartment Communities, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Three Months Ended March 31,
(unaudited, in thousands, except per share amounts)               1997         1996
----------------------------------------------------------------------------------------
REVENUES
Rental income                                                   $42,092       $36,418
Other income                                                        940           568
Interest income                                                     248           103
-------------------------------------------------------------------------------------
                                                                 43,280        37,089
-------------------------------------------------------------------------------------
EXPENSES
Property expenses                                                 9,186         7,805
Real estate taxes                                                 3,465         3,369
Property management fees                                          1,215         1,063
Interest expense, net                                             6,861         7,302
Amortization of deferred financing costs                            649           662
Depreciation and amortization                                     6,751         6,618
General and administrative                                        1,634         1,582
-------------------------------------------------------------------------------------
                                                                 29,761        28,401
-------------------------------------------------------------------------------------

Income before Minority Interest in Income                        13,519         8,688
Minority interest in income                                       7,408         4,741
-------------------------------------------------------------------------------------
NET INCOME                                                      $ 6,111       $ 3,947
=====================================================================================

SHARE DATA:
Weighted average number of shares outstanding                    19,096        16,977
Net income per share                                            $  0.32       $  0.23
Cash distributions declared and paid per share                  $ 0.365       $ 0.355
=====================================================================================

See accompanying notes.

                       Irvine Apartment Communities, Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                        Three Months Ended March 31,
(unaudited, in thousands)                                                    1997           1996
----------------------------------------------------------------------------------------------------
COMMON STOCK, PAR VALUE $0.01 PER SHARE
Balance at beginning of period                                            $     186      $     170
        Net proceeds from common stock offering                                  11
        Proceeds from stock options exercised                                     1
--------------------------------------------------------------------------------------------------
Balance at end of period                                                  $     198      $     170
==================================================================================================

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                                            $ 202,116      $ 170,747
        Net proceeds from dividend reinvestment and
          additional cash investment plan                                       110
        Proceeds from stock options exercised                                 1,022
        Stock awards issued                                                     241            200
        Net proceeds from common stock offering                              29,559
--------------------------------------------------------------------------------------------------
Balance at end of period                                                  $ 233,048      $ 170,947
==================================================================================================

RETAINED EARNINGS (DEFICIT)
Balance at beginning of period                                            $ (22,285)     $ (15,484)
        Net income                                                            6,111          3,947
        Distributions to shareholders                                        (6,778)        (6,026)
--------------------------------------------------------------------------------------------------
Balance at end of period                                                  $ (22,952)     $ (17,563)
==================================================================================================

==================================================================================================
TOTAL SHAREHOLDERS' EQUITY                                                $ 210,294      $ 153,554
==================================================================================================

SHARES OF COMMON STOCK OUTSTANDING
Balance at beginning of period                                               18,556         16,975
        Additional shares issued under the dividend
          reinvestment and additional cash investment plan                        5
        Stock options exercised                                                  63
        Stock awards issued                                                       9             10
        Additional shares issued under common stock offering                  1,150
--------------------------------------------------------------------------------------------------
Balance at end of period                                                     19,783         16,985
==================================================================================================


See accompanying notes.

                       Irvine Apartment Communities, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Three Months Ended March 31,
(unaudited, in thousands)                                                               1997          1996
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $  6,111      $  3,947
Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of deferred financing costs                                              649           662
     Depreciation and amortization                                                       6,751         6,618
     Minority interest in income                                                         7,408         4,741
     Increase (decrease) in cash attributable to changes in assets and liabilities:
         Restricted cash                                                                   (83)           (4)
         Other assets                                                                   (2,178)         (131)
         Accounts payable and accrued liabilities                                        2,225         3,268
         Security deposits                                                                 318           281
------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                               21,201        19,382
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets                                      (473)         (634)
Investment in real estate assets, net of construction payables                         (28,493)      (13,193)
------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                  (28,966)      (13,827)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit                                                         5,000        26,100
Payments on lines of credit                                                            (21,000)      (18,100)
Payments on tax-exempt mortgage bond financings                                           (876)         (816)
Principal payments                                                                        (848)         (784)
Proceeds from dividend reinvestment and additional cash investment plans                   299
Proceeds from stock options exercised                                                    1,023
Contributions from The Irvine Company                                                   36,333
Proceeds from common stock offerings                                                    29,969
Distributions to limited partner                                                           (28)
Distributions to The Irvine Company                                                     (8,251)       (7,241)
Distributions to shareholders                                                           (6,778)       (6,026)
------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                                     34,843        (6,867)
------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    27,078        (1,312)
Cash and Cash Equivalents at Beginning of Period                                         3,205         4,392
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 30,283      $  3,080
============================================================================================================

Supplemental Disclosure of Cash Flow Information
     Interest paid, net of amounts capitalized                                        $  6,974      $  7,399
     Tax-exempt assessment district debt assumed                                      $      0      $  2,771
============================================================================================================

See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE AND UNIT AMOUNTS)



NOTE 1 - ORGANIZATION

Irvine Apartment Communities, Inc. (the "Company") operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. At March 31, 1997 the Company had a 45.1% general partnership interest in and was the sole managing general partner of Irvine Apartment Communities, L.P. (the "Operating Partnership") which began operations as of December 8, 1993, the date of the Company's initial public offering of common stock (the "Offering"). In connection with the Offering, The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owned one apartment community to the Operating Partnership. At March 31, 1997, The Irvine Company had a 54.7% limited partnership interest in the Operating Partnership. On February 4, 1997, the Operating Partnership acquired the assets of Thompson Residential Company, Inc. (see Note 4). The purchase price was paid by the issuance of 74,523 limited partnership units in the Operating Partnership. At March 31, 1997, Thompson Residential Company, Inc. had a 0.2% limited partnership interest in the Operating Partnership. The Operating Partnership's management and operating decisions are under the unilateral control of the Company. The Company was incorporated in Delaware on September 10, 1993. On May 2, 1996, the Company changed its state of incorporation from Delaware to Maryland.

The Company is a self-administered equity REIT engaged in the operation and development of apartment communities in Orange County, California and beginning in 1997, other locations in California. The Company utilizes independent third party property management and construction management firms. As of March 31, 1997 the Operating Partnership owned 53 apartment communities on the Irvine Ranch representing 13,843 operating apartment units and 993 units under construction (collectively, the "Properties"). The Company broke ground on its first "off-Ranch" apartment community, located in Northern California's Silicon Valley, in May 1997. Until July 31, 2020, the Company has the exclusive right, but not the obligation, to acquire land from The Irvine Company for development of additional apartment communities on the Irvine Ranch.

Certain amounts in the 1996 financial statements have been reclassified to conform with financial statements presentations in 1997.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 3 - MINORITY INTEREST AND SHAREHOLDERS' EQUITY

On February 20, 1997 the Company sold, pursuant to its shelf registration statement filed on May 8, 1995, 1.15 million shares of common stock at $27.50 per share. Concurrently, The Irvine Company (see Note 5), pursuant to its rights under the Operating Partnership Agreement, purchased 1.39 million additional limited partnership units at $26.06 per unit (which is equal to the public offering price of the common stock less an amount equivalent to the underwriting discount) which are exchangeable for common stock on a one for one basis, subject to adjustment and certain limitations. The proceeds from the two transactions totaled $66 million and were used to repay all indebtedness outstanding under the revolving line of credit, and will be used for general corporate purposes, including ongoing development activities on and off the Irvine Ranch. Availability under the shelf registration statement filed on May 8, 1995 was approximately $99 million at March 31, 1997.

Subsequent Event: On May 14 1997 the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and debt securities. The Company plans to use the proceeds raised from any securities issued under the shelf registration for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Concurrently, the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. The Operating Partnership plans to use the proceeds raised from any securities issued under the shelf registration for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt.

The Company paid cash distributions of $0.365 per common share on February 28, 1997. On April 25, 1997 the Company declared a cash dividend of $0.365 per common share that is payable on May 30, 1997. During the first quarter of 1996, the Company paid a cash dividend of $0.355 per common share.

The computation of primary earnings per share is based on a weighted average of 19,095,586 shares of common stock outstanding during the three months ended March 31, 1997. The weighted average number of shares excludes the effect of the conversion of Operating Partnership units into shares. Such a conversion would increase the weighted average number of shares outstanding to 42,230,056 for the three months ended March 31, 1997.

Reconciliation of Operating Partnership Units Outstanding

(in thousands)                                     Three Months Ended March 31, 1997     Three Months Ended March 31, 1996
------------------------------------------------------------------------------------------------------------------------
                                                          The Irvine                                 The Irvine
                                                Company     Company     Other    Total     Company     Company     Total
------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                   18,556     22,292               40,848     16,975     20,397     37,372
Stock awards issued and options exercised            72                              72         10                    10
Dividend reinvestment plan                            5          7                   12
Common stock offering and related cash
  contribution from The Irvine Company            1,150      1,394                2,544
Acquisition of Thompson Residential assets                                75         75
Contributions of property by The Irvine Company
                                                               313                  313                    28         28
------------------------------------------------------------------------------------------------------------------------
Balance at end of period                         19,783     24,006        75     43,864     16,985     20,425     37,410
------------------------------------------------------------------------------------------------------------------------
Ownership interest at end of period                45.1%      54.7%      0.2%       100%      45.4%      54.6%       100%
========================================================================================================================

The following tables represent a reconciliation of the minority interest balances and the computation of the minority interest in income.

Reconciliation of Minority Interest

                                                               Three Months Ended March 31,
(in thousands)                                                     1997            1996
-----------------------------------------------------------------------------------------
Balance at beginning of period                                   $140,327        $109,133
Minority interest in income                                         7,408           4,741
Distributions                                                      (8,279)         (7,241)
Cash contributions                                                 38,333
Contributions of property                                           8,408             572
Contributions under dividend reinvestment plan                        165
-----------------------------------------------------------------------------------------
Balance at end of period                                         $186,362        $107,205
=========================================================================================


Computation of Minority Interest in Income

                                                                Three Months Ended March 31,
(in thousands)                                                     1997             1996
-----------------------------------------------------------------------------------------
Income before minority interest                                  $13,519          $ 8,688
Income allocated to the Company based on its
    ownership interest                                            (6,111)          (3,947)
-----------------------------------------------------------------------------------------
Minority interest in income                                       $7,408          $ 4,741
=========================================================================================


NOTE 4 - ACQUISITION OF THOMPSON RESIDENTIAL ASSETS

On February 4, 1997, the Operating Partnership acquired for $2 million the assets of Thompson Residential Company, Inc. ("TRC"), a privately held, Northern California-based multi-family development company. Included in the purchase were options to purchase three development sites located in Northern California's Silicon Valley. The purchase price was paid by the issuance of 74,523 limited partnership units in the Operating Partnership, exchangeable for common stock of the Company, with the price per unit based on the average closing price of the Company's common stock for the 10 trading days preceding the acquisition's closing date. In addition, TRC may be paid up to an additional $2 million in cash or limited partnership units if the apartment community achieves certain performance targets. The three senior real estate executives at TRC have also joined the Company with primary responsibility for the Company's California operations outside of the Irvine Ranch.

NOTE 5 - CERTAIN TRANSACTIONS WITH RELATED PARTIES

Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative service agreement covering services for risk management, income taxes and other services of $29 for the three months ended March 31, 1997 and $28 for the three months ended March 31, 1996. The Irvine Company and the Company jointly purchase employee health care insurance and property and casualty insurance. In addition, the Company incurred rent totaling $120 and $85 for the three months ended March 31, 1997 and 1996, respectively, related to leases with The Irvine Company that expire in 1997 and 1998. For the three months ended March 31, 1997 The Irvine Company contributed $164, or the maximum allowable in connection with stock issuances under the dividend reinvestment and additional cash investment plan.

On February 10, 1997, the Company acquired a land site for $8.4 million from The Irvine Company for the development of 316 rental units pursuant to the Land Rights Agreement between the Company and The Irvine Company. The Company's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. The purchase price was paid through the issuance of 313,439 additional limited partnership units in the Operating Partnership to The Irvine Company. Pursuant to the terms of the acquisition, a portion of the limited partnership units in the Operating Partnership are subject to forfeiture if the apartment community to be constructed on the site does not achieve a 10% unleveraged return on costs for the first twelve months following stabililzed occupancy.

Concurrent with the Company's common stock offering on February 20, 1997 (see
Note 3), The Irvine Company, pursuant to its rights under the Operating Partnership Agreement, purchased 1.39 million limited partnership units at a price equal to the public offering price of $26.06 per unit (which is equal to the public offering price of the common stock less an amount equivalent to the underwriting discount) which are exchangeable for common stock on a one for one basis, subject to adjustment and certain limitations.

One of the Company's directors is chairman of a bank which participates in the Company's line of credit. Based on the bank's percentage participation in the credit facility, the Company estimates that the amount of interest and fees paid to the bank totaled $46 and $57 in the first quarter of 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with all the financial statements appearing elsewhere in this report, as well as the information presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain information set forth below is forward looking and involves various risks and uncertainties. Such information is based upon a number of estimates and assumptions that inherently are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996.

The Company's income before minority interest in income was $13.5 million for the three months ended March 31, 1997, up from $8.7 million for the same period of 1996. The improvement was due to the contribution of newly delivered rental units from its development program, as well as an increase in revenues within its stabilized portfolio achieved through higher occupancy and higher rental rates (see Selected Operating Data on page 16).

REVENUE AND EXPENSE DATA

                                                            Three Months Ended March 31,
(dollars in thousands)                                           1997           1996
--------------------------------------------------------------------------------------
COMMUNITIES STABILIZED MORE THAN TWO YEARS
  Number of communities                                             43             43
  Number of units at end of period                              11,334         11,334
  Operating revenues                                           $34,502        $32,495
  Property expenses                                            $ 7,823        $ 7,071
  Real estate taxes                                            $ 2,732        $ 2,823
  Property management fees                                     $   995        $   940
  Depreciation and amortization of real estate assets          $ 5,146        $ 5,163

COMMUNITIES STABILIZED LESS THAN TWO YEARS *
  Number of communities                                              5              5
  Number of units at end of period                               2,207          1,850
  Operating revenues                                           $ 7,666        $ 4,491
  Property expenses                                            $ 1,174        $   734
  Real estate taxes                                            $   688        $   546
  Property management fees                                     $   200        $   123
  Depreciation and amortization of real estate assets          $ 1,434        $ 1,439

LEASE-UP COMMUNITIES
  Number of communities                                              2
  Number of units at end of period                                 302
  Operating revenues                                           $   864
  Property expenses                                            $   189
  Real estate taxes                                            $    45
  Property management fees                                     $    20
  Depreciation and amortization of real estate assets          $   117
=====================================================================================

* Represents five communities that began leasing in 1995 and reached stabilized occupancy (95%) at various dates in 1996.

OPERATING REVENUES (rental and other income) increased to $43.0 million in the first quarter of 1997, up from $37.0 million in the same period of 1996. Operating revenues rose as a result of higher occupancy and rental rates, and the contribution of newly delivered rental units from five properties which achieved stabilization during 1996 and two new lease up communities. In total, these new units added $8.5 million to operating revenues in the first quarter of 1997 compared to $4.5 million in the first quarter of 1996. Within communities stabilized more than two years, operating revenues increased 6.2% from the first quarter of 1996, as a result of improvement in average monthly rental rates, higher non-rental income, and a rise in physical occupancy to 95.1% from 94.3%. Average monthly rental rates increased to $1,050 in the first quarter of 1997 from $1,000 in the year-earlier quarter. Healthy job growth in the Company's marketplace has been a key factor in the upward trend in rental rates.

PROPERTY EXPENSES increased to $9.2 million in the first quarter of 1997 from $7.8 million in the first quarter of 1996. This increase reflects the added expenses of newly delivered rental units from five properties which achieved stabilization during 1996 and two new lease up communities. Property expenses within communities stabilized more than two years increased by $0.7 million to $7.8 million in the first quarter of 1997 from $7.1 million a year ago. In the first quarter of 1997, average monthly property expenses, increased to $230 per unit from $208 in the first quarter of 1996. This increase is primarily attributed to unusually low unit property expenses in the first quarter of 1996 and higher insurance costs in the first quarter of 1997. Properties stabilized less than two years added $1.2 million to property expenses in the first quarter of 1997 and $0.7 million a year ago. Lease-up properties added $0.2 million to 1997 first quarter property expenses.

REAL ESTATE TAXES totaled $3.5 million in the first quarter of 1997 compared to $3.4 million in the first quarter of 1996. Taxes increased in the first quarter of 1996 due to the addition of rental units from lease-up properties, partially offset by a small reduction in assessed values.

PROPERTY MANAGEMENT FEES increased to $1.2 million in the first quarter of 1997 from $1.1 million a year ago. Management fees increased in the first quarter of 1997 due to the addition of rental units and an increase in revenue from communities stabilized more than two years.

NET INTEREST EXPENSE decreased to $6.9 million in the first quarter of 1997 from $7.3 million in the first quarter of 1996. The decrease was largely due to a lower level of borrowings from the revolver line of credit. The Company capitalizes interest on projects actively under development using average qualifying asset balances and applicable weighted average interest rates. The average monthly qualifying asset balances for projects under development in the first quarter of 1997 and 1996 were approximately $54.1 million and $52.4 million, respectively. Interest capitalized totaled $1.1 million in the first quarter of 1997 compared to $1.0 million in the first quarter of 1996. Interest incurred was $8.0 million in the first quarter of 1997 compared to $8.3 million in the first quarter of 1996.

AMORTIZATION OF DEFERRED FINANCING COSTS was comparable in the first quarters of 1997 and 1996.

DEPRECIATION AND AMORTIZATION EXPENSE increased to $6.8 million in the first quarter of 1997, up from $6.6 million in the first quarter of 1996. This increase reflects the completion and delivery of newly developed rental units from the Company's lease-up properties.

GENERAL AND ADMINISTRATIVE EXPENSE was comparable in the first quarters of 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that cash provided by operations will be adequate to meet both operating requirements and payment of distributions by the Company in accordance with REIT requirements in both the short and long term.

LIQUIDITY: The Company expects to meet its long-term liquidity requirements, such as construction, scheduled debt maturities and potential future property acquisitions, through the issuance or refinancing of long-term debt, borrowings from financial institutions, or the issuance of additional equity securities of the Company and/or Operating Partnership units. On February 20, 1997, the Operating Partnership increased its unsecured credit facility to $250 million. The facility bears interest at Eurodollar plus 1.5% and is used primarily to finance an ongoing rental property development program. Availability under the credit facility was $250 million on March 31, 1997.

ADDITIONAL EQUITY: On February 20, 1997 the Company sold, pursuant to its shelf registration statement filed on May 8, 1995, 1.15 million shares of common stock at $27.50 per share. Concurrently, The Irvine Company, pursuant to its rights under the Operating Partnership Agreement, purchased 1.39 million additional limited partnership units at $26.06 per unit (which is equal to the public offering price of the common stock less an amount equivalent to the underwriting discount) which are exchangeable for common stock on a one for one basis, subject to adjustment and certain limitations. The proceeds from the two transactions totaled $66 million and were used to repay all indebtedness outstanding under the revolving line of credit, and will be used for general corporate purposes, including development of new apartment communities. Availability under the shelf registration statement filed on May 8, 1995 was approximately $99 million as of March 31, 1997.

NEW SHELF REGISTRATION STATEMENTS: On May 14, 1997 the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and debt securities. The Company plans to use the proceeds raised from any securities issued under the shelf registration for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Concurrently, the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. The Operating Partnership plans to use the proceeds raised from any securities issued under the shelf registration for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt.

DEBT: The Company's conventional and tax-exempt mortgage debt bears interest at fixed interest rates, or variable rates that have been effectively fixed through interest rate swap agreements. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of the Company's December 1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity. The weighted average effective interest rate on the Company's debt, including the non-cash charges of amortization of deferred financing costs, was 6.41% at March 31, 1997. The Company uses interest rate swap agreements to effectively convert its floating rate tax-exempt mortgage bond financings to a fixed-rate basis, thus reducing the impact of fluctuations in interest rates on future income. A buy-down agreement relating to $36.2 million of conventional debt will expire in September 1997. The interest rate on that loan will increase from 5.82% to 8.3%. At March 31, 1997, the average fixed interest rate on the tax-exempt mortgage bond financings, after giving effect to the swap agreements and including all fees, was 5.86% in the first quarter of 1997.

DEBT STRUCTURE AT MARCH 31, 1997

                                                                                  Debt     Weighted Average
(dollars in millions)                                                          Balance        Interest Rate
-----------------------------------------------------------------------------------------------------------
Fixed rate debt
Conventional mortgage financings                                                $134.1                6.45%
Mortgage notes payable to The Irvine Company                                      51.0                5.75%
Tax-exempt mortgage bond financings                                              328.4                5.86%
Tax-exempt assessment district debt                                                5.6                6.27%
----------------------------------------------------------------------------------------------------------
    Total fixed rate debt                                                        519.1                6.01%
----------------------------------------------------------------------------------------------------------
Variable rate debt
    Tax-exempt assessment district debt                                           16.2                3.41%
----------------------------------------------------------------------------------------------------------
    Total variable rate debt                                                      16.2                3.41%
==========================================================================================================
    Total debt                                                                  $535.3                5.93%
==========================================================================================================

OPERATING ACTIVITIES: Cash flow provided by operating activities was $21.2 million for the first quarter of 1997 and $19.4 million for the first quarter of 1996. Cash provided by operating activities increased in 1997 primarily due to higher revenues from newly developed apartment units, as well as an increase in revenues within the Company's stabilized portfolio achieved through higher occupancy and higher rental rates.

INVESTING ACTIVITIES: Cash flow used in investing activities was $29.0 million and $13.8 million in the first quarters of 1997 and 1996, respectively. This increase resulted from increased development activity in the first quarter of 1997 (see Capital Expenditures below).

FINANCING ACTIVITIES: Cash flow provided by (used in) financing activities was $34.8 million and ($6.9) million in the first quarters of 1997 and 1996, respectively. The Company received $66 million from the sale of common stock and partnership units in the first quarter of 1997. These proceeds were used to pay down borrowings from the lines of credit. Additionally, the Company paid $15.1 million in distributions in the first quarter of 1997 compared to $13.3 million in the same period of 1996.

DEFERRED FINANCING COSTS

                                                   Balance at    Weighted Average
(dollars in millions)                          March 31, 1997      Remaining Term
---------------------------------------------------------------------------------
Interest rate buy-downs on
   conventional mortgage financings                     $ 9.5             9.1 yrs
Loan origination costs and other                         10.0            25.8 yrs
---------------------------------------------------------------------------------
Total                                                   $19.5            17.6 yrs
=================================================================================

CAPITAL EXPENDITURES

CAPITAL EXPENDITURES ON NEW DEVELOPMENT: The Company's major cash requirements in the next twelve months are expected to be for the construction of new apartment communities and possibly for acquisitions of apartment communities. Currently, the Company has six apartment communities under development (Baypointe, Santa Maria, The Colony, Santa Rosa II, Santa Fe and Cupertino) that will require total expenditures of approximately $218.1 million, of which $108.0 million had been incurred at March 31, 1997. The Company broke ground on its first "off-Ranch" apartment community, located in Northern California's Silicon Valley, in May 1997. Initial funding for these developments is expected to come from the Company's unused $250 million unsecured revolving credit facility. In addition, the Company may issue other debt or equity securities as discussed in the Liquidity section.

LEASE-UP INFORMATION
Status at March 31, 1997

                                                                                                               Units
                                                                                                           Leased as
                                                                              Percentage                a Percentage
                       Total         Units     Percentage        Units      of Delivered       Units        of Units
Apartment Community    Units     Delivered      Delivered     Occupied    Units Occupied      Leased       Delivered
--------------------------------------------------------------------------------------------------------------------
Baypointe                300           182            61%          177               97%         218             120%
Santa Maria              227           120            53%          114               95%         135             113%
--------------------------------------------------------------------------------------------------------------------
   Total                 527           302            57%          291               96%         353             117%
====================================================================================================================

CONSTRUCTION INFORMATION

                                                                                                     Estimated          Total
                                                                                     Commencement      Initial      Estimated
                                                                      Commencement     of Leasing   Stabilized          Costs
Apartment Community                      Village, City     Units   of Construction       Activity    Occupancy   (in millions)
-----------------------------------------------------------------------------------------------------------------------------
Baypointe                 Newport North, Newport Beach       300             11/95          10/96       3Q '97       $   33.4
Santa Maria                        Westpark II, Irvine       227              3/96          11/96       3Q '97           24.6
The Colony               Newport Center, Newport Beach       245              7/96         4Q '97       1Q '99           42.0
Santa Rosa II                      Westpark II, Irvine       207             12/96         4Q '97       3Q '98           27.2
Santa Fe                          Tustin Ranch, Tustin       316              2/97         4Q '97       1Q '99           39.0
Cupertino                                    Cupertino       342              5/97         1Q '98       1Q '99           51.9
-----------------------------------------------------------------------------------------------------------------------------
   Total                                                   1,637                                                     $  218.1
=============================================================================================================================

The timing of future commencement of construction and initial stabilized occupancy and estimated costs of apartment communities that are in development are only estimates. Actual results will depend on numerous factors, many of which are beyond the control of the Company. These include the extent and timing of economic growth in the Company's rental markets; future trends in the pricing of construction materials and labor; entitlement decisions by local government authorities; changes in interest rate levels; and other changes in capital markets. No assurance can be given that the timing, or estimates set forth in the foregoing table will not vary substantially from actual results.

CAPITAL REPLACEMENTS ON STABILIZED PROPERTIES: Expenditures for capital replacements totaled $0.5 million and $0.6 million in the first quarters of 1997 and 1996, respectively. Average capital replacements per unit for communities stabilized more than two years decreased to $40 from $54 in the first quarters of 1997 and 1996, respectively. Expenditures for capital replacements for the full year of 1997 are expected to be similar to 1996 levels. The Company has a policy of capitalizing expenditures related to asset acquisitions, costs which increase the value of an existing asset, or costs which substantially extend an existing asset's useful life. Capital replacements were as follows:


                                                       Three Months Ended March 31, 1997
(in thousands, except per unit amounts)                    Total            Per unit
------------------------------------------------------------------------------------
Carpet replacements                                         $283                 $25
Exterior painting, siding and stucco                          17                   1
Upgrades, renovations and major building items                75                   7
Appliances, water heaters and air conditioning                37                   3
Roofing, concrete and pavement                                 4                   0
Equipment and other                                           42                   4
------------------------------------------------------------------------------------
Total                                                       $458                 $40
====================================================================================

The Company also plans to incur approximately $5.0 million in capital expenditures over the next two years at one of its existing apartment communities, Promontory Point. Management believes that these capital expenditures will generate additional revenue by enhancing the community's appeal in the luxury segment of the marketplace.

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

FUNDS FROM OPERATIONS

The Company generally considers funds from operations ("FFO") a useful measure of performance for an equity REIT. The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Other REIT's may not consistently use this definition of FFO. FFO should be considered in conjunction with net income as presented in the Company's Consolidated Financial Statements and Notes thereto. FFO should not be considered an alternative to net income as an indication of the Company's performance and is not indicative of cash available to fund all cash flow needs. FFO does not represent cash flows from operating, investing or financing activities as defined by generally accepted accounting principles.


CALCULATION OF FFO

                                                                   Three Months Ended March 31,
(in thousands, unaudited)                                               1997        1996
-----------------------------------------------------------------------------------------
Net income                                                            $ 6,111     $ 3,947
Add:
  Depreciation and amortization of real estate assets                   6,697       6,602
  Minority interest in income                                           7,408       4,741
-----------------------------------------------------------------------------------------
Funds from operations                                                 $20,216     $15,290
-----------------------------------------------------------------------------------------
Weighted average equivalent number of shares outstanding assuming
  conversion of Operating Partnership units (see Note 3)               42,230      37,383
=========================================================================================

SUPPLEMENTAL INFORMATION

The following section provides supplemental operating information. The information is unaudited and is provided as a supplement to the accompanying financial statements and management's discussion and analysis. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

                       Irvine Apartment Communities, Inc.

                            SELECTED OPERATING DATA

                                                                           Three Months Ended March 31,
(unaudited)                                                              1997         1996       Variance
=========================================================================================================
UNIT DATA
---------------------------------------------------------------------------------------------------------
Average rentable units during the period                                13,769       13,028          741
Rentable units at the end of the period                                 13,843       13,184          659
---------------------------------------------------------------------------------------------------------
COMMUNITIES STABILIZED MORE THAN TWO YEARS (A)
---------------------------------------------------------------------------------------------------------
Average physical occupancy                                                95.1%        94.3%         0.8%
Average economic occupancy (b)                                            93.6%        93.4%         0.2%
Average monthly gross scheduled rent per unit                          $ 1,050      $  1,000      $    50
Average monthly rental income per occupied unit                        $ 1,041      $    998      $    43
---------------------------------------------------------------------------------------------------------
COMMUNITIES STABILIZED LESS THAN TWO YEARS (C)
---------------------------------------------------------------------------------------------------------
Average physical occupancy                                                94.0%         59.0%
Average economic occupancy (b)                                            92.3%         56.2%
Average monthly gross scheduled rent per unit                          $ 1,232       $ 1,189
Average monthly rental income per occupied unit                        $ 1,219       $ 1,139
---------------------------------------------------------------------------------------------------------
LEASE-UP COMMUNITIES (D)
---------------------------------------------------------------------------------------------------------
Operating revenues (rental income and other income) - in thousands     $   864
Units delivered in the period                                              187
Cumulative units delivered at the end of the period                        302
Units occupied at the end of the period                                    291
Average units occupied during the period                                   204
---------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
---------------------------------------------------------------------------------------------------------
Dividends paid per share                                               $ 0.365       $ 0.355
Funds from operations (FFO) payout ratio                                  76.2%         86.8%
=========================================================================================================

Footnotes:
(a) Financial results are for 43 properties totaling 11,334 units for comparable periods of 1997 and 1996.
(b) Rental income divided by rental income plus vacant units at market rent.
(c) Financial results are for five properties totaling 2,207 units that achieved stabilized occupancy during 1996.
(d) Financial results are for two properties that were in the lease-up phase in 1997.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.     CHANGES IN SECURITIES.

         During the first quarter of 1997 the Operating Partnership sold to affiliates of The Irvine Company the following units of limited partnership interest ("L.P. units") in the Operating Partnership pursuant to Section 4(2) of the Securities Act of 1933:

            1. an aggregate of 6,221 L.P. units were sold in February 1997 for $163,985 in cash at prices ranging from $26.34 to $26.88 per L.P. unit, in connection with The Irvine Company's exercise of its proportional purchase rights with respect to sales of the Company's common stock pursuant to its Dividend Reinvestment and Additional Cash Investment Plan.

            2. 313,439 L.P. units were issued to The Irvine Company on February 10, 1997 as payment for a land site acquired for $8.4 million. The number of L.P. units issued was equal to the purchase price divided by the average of the closing prices of the common stock for the 10 trading days immediately preceding the closing date of the acquisition.

            3. 1,394,194 L.P. units were sold in February 1997 for $36.3 million in cash, $26.06 per L.P. unit, in connection with The Irvine Company's exercise of its proportional purchase rights with respect to the Company's February 20, 1997 common stock offering.

         In addition, the Operating Partnership issued 74,523 L.P. units to TRC in connection with the acquisition of the assets of TRC. The number of L.P. units issued was equal to the purchase price divided by the average of the closing prices of the common stock for the 10 trading days immediately preceding the closing date of the acquisition.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits:

         Exhibit No. 27: Financial Data Schedule (only included in
                         electronically-filed document)

         (b)   Reports on Form 8-K:

         The Company filed a report on Form 8-K on February 20, 1997, relating to the sale of 1.15 million shares of the Company's Common Stock and The Irvine Company's exercise of its proportional purchase rights by purchasing 1.394 million limited partnership units in the Operating Partnership.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          IRVINE APARTMENT COMMUNITIES, INC.



Date: May 14, 1997        By: /s/ JAMES E. MEAD
                              -------------------------------------------------
                              James E. Mead
                              Senior Vice President,
                              Chief Financial Officer and Secretary


                          By: /s/ SHAWN HOWIE
                              ------------------------------------------------
                              Shawn Howie
                              Vice President, Corporate Finance and Controller (Principal Accounting Officer)