Form 10-Q
period 1997-06-30
IRVINE APARTMENT COMMUNITIES INC; IRVINE APARTMENT COMMUNITIES L P
filed 1997-08-14
CIK 912084, 1038358

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Period Ended JUNE 30, 1997.
                                                --------------

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from      to      .
                                              -----    -----

Commission File Number:     1-12478 (Irvine Apartment Communities, Inc.)
                            0-22569 (Irvine Apartment Communities, L.P.)



                       IRVINE APARTMENT COMMUNITIES, INC.
                       IRVINE APARTMENT COMMUNITIES, L.P.
                       ----------------------------------
           (Exact Name of Registrants as Specified in Their Charters)


        Maryland                                         33-0698698
        Delaware                                         33-0587829
        --------                                         ----------
(State of Incorporation)                (I.R.S. Employer Identification Number)


      550 Newport Center Drive, Suite 300, Newport Beach, California 92660
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 720-5500
                                 --------------
              (Registrants' telephone number, including area code)

                                 Not Applicable
                                 --------------
        (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time as required), and
(2) have been subject to such filing requirements for the past 90 days.

                  Irvine Apartment Communities, Inc.: Yes X   No
                                                         ----   ----
                  Irvine Apartment Communities, L.P.: Yes     No X
                                                         ----   ----
  (Irvine Apartment Communities, L.P. only subject to such filing requirements since July 3, 1997)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Irvine Apartment Communities,
Inc.: common stock, $0.01 Par Value - 19,815,057 shares as of July 29, 1997; Irvine Apartment Communities, L.P.: units of partnership interest - 43,901,910 units as of July 29, 1997.

================================================================================

                       IRVINE APARTMENT COMMUNITIES, INC.
                       IRVINE APARTMENT COMMUNITIES, L.P.


                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements - Irvine Apartment Communities, Inc.

                   -  Consolidated Balance Sheets as of June 30, 1997
                      and December 31, 1996                                                              1

                   -  Consolidated Statements of Operations for the three and six months
                      ended June 30, 1997 and 1996                                                       2

                   -  Consolidated Statements of Changes in Shareholders' Equity for
                      the six months ended June 30, 1997 and 1996                                        3

                   -  Consolidated Statements of Cash Flows for the six months ended
                      June 30, 1997 and 1996                                                             4

                   -  Notes to Consolidated Financial Statements                                         5

                  Financial Statements - Irvine Apartment Communities, L.P.

                   -  Consolidated Balance Sheets as of June 30, 1997
                      and December 31, 1996                                                              10

                   -  Consolidated Statements of Operations for the three and six months
                      ended June 30, 1997 and 1996                                                       11

                   -  Consolidated Statements of Changes in Partners' Capital for the
                      six months ended June 30, 1997 and 1996                                            12

                   -  Consolidated Statements of Cash Flows for the six months
                      ended June 30, 1997 and 1996                                                       13

                   -  Notes to Consolidated Financial Statements                                         14

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              19

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                                      30

Item 2.           Changes in Securities                                                                  30

Item 3.           Defaults Upon Senior Securities                                                        30



Item 4.           Submission of Matters to a Vote of Shareholders                                        30

Item 5.           Other Information                                                                      30

Item 6.           Exhibits and Reports on Form 8-K                                                       30

                  SIGNATURES                                                                             32


PART I - FINANCIAL INFORMATION
Item 1.
                       Irvine Apartment Communities, Inc.

                          CONSOLIDATED BALANCE SHEETS

                                                                             June 30,       December 31,
(in thousands, except per share amounts)                                         1997               1996
                                                                           ----------       ------------

Assets                                                                    (unaudited)
Real estate assets, at cost
   Land                                                                    $  205,576         $  176,070
   Buildings and improvements                                                 992,858            849,924
                                                                           ----------         ----------
                                                                            1,198,434          1,025,994
   Accumulated depreciation                                                  (232,815)          (219,193)
                                                                           ----------         ----------
                                                                              965,619            806,801
   Under development, including land                                           70,941             58,241
                                                                           ----------         ----------
                                                                            1,036,560            865,042
Cash and cash equivalents                                                       5,278              3,205
Restricted cash                                                                 1,452              1,376
Deferred financing costs, net                                                  18,891             20,187
Other assets                                                                   13,135             11,188
                                                                           ----------         ----------
                                                                           $1,075,316         $  900,998
                                                                           ----------         ----------

Liabilities
Mortgages and notes payable
   Line of credit                                                          $  118,000         $   16,000
   Tax-exempt mortgage bond financings                                        327,479            329,248
   Conventional mortgage financings                                           133,533            134,761
   Mortgage notes payable to The Irvine Company                                50,817             51,227
   Tax-exempt assessment district debt                                         21,758             21,828
                                                                           ----------         ----------
                                                                              651,587            553,064
Accounts payable and accrued liabilities                                       19,997             21,496
Security deposits                                                               7,247              6,094
                                                                           ----------         ----------
                                                                              678,831            580,654
Minority Interest                                                             186,028            140,327
Shareholders' Equity
Preferred stock, par value $1.00 per share; 10,000 shares authorized;
   no shares issued or outstanding
Common stock, par value $0.01 per share; 150,000 shares authorized;
   19,815 shares and 18,556 shares issued and outstanding, respectively           198                186
Excess stock, par value $0.01 per share; 160,000 shares authorized;
   no shares issued or outstanding
Additional paid-in capital                                                    233,623            202,116
Retained earnings (deficit)                                                   (23,364)           (22,285)
                                                                           ----------         ----------
                                                                              210,457            180,017
                                                                           ----------         ----------
                                                                           $1,075,316         $  900,998
                                                                           ==========         ==========


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                       Irvine Apartment Communities, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Six Months Ended June 30,     Three Months Ended June 30,
(unaudited, in thousands, except per share amounts)           1997            1996            1997            1996
                                                            ------          ------          ------          ------
REVENUES
Rental income                                              $85,441         $74,430         $43,349         $38,012
Other income                                                 1,941           1,440           1,001             872
Interest income                                                571             186             323              83
                                                           -------         -------         -------         -------
                                                            87,953          76,056          44,673          38,967
                                                           -------         -------         -------         -------

EXPENSES
Property expenses                                           18,536          16,212           9,350           8,407
Real estate taxes                                            6,930           6,695           3,465           3,326
Property management fees                                     2,471           2,168           1,256           1,105
Interest expense, net                                       13,389          15,092           6,528           7,790
Amortization of deferred financing costs                     1,296           1,320             647             658
Depreciation and amortization                               13,734          13,557           6,983           6,939
General and administrative                                   2,988           3,168           1,354           1,586
                                                           -------         -------         -------         -------
                                                            59,344          58,212          29,583          29,811
                                                           -------         -------         -------         -------

Income before Minority Interest in Income                   28,609          17,844          15,090           9,156
Minority interest in income                                 15,689           9,739           8,281           4,998
                                                           -------         -------         -------         -------
NET INCOME                                                 $12,920         $ 8,105         $ 6,809         $ 4,158
                                                           -------         -------         -------         -------
SHARE DATA:
Weighted average number of shares outstanding               19,449          16,981          19,798          16,986
Net income per share                                       $  0.66         $  0.48         $  0.34         $  0.24
Cash distributions declared and paid per share             $ 0.730         $ 0.710         $ 0.365         $ 0.355
                                                           -------         -------         -------         -------


See accompanying notes.

                       Irvine Apartment Communities, Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                   Six Months Ended June 30,
(unaudited, in thousands)                                          1997                1996
                                                                 ---------           --------

COMMON STOCK, PAR VALUE $0.01 PER SHARE
Balance at beginning of period                                   $    186            $    170
 Net proceeds from common stock offering                               11
 Proceeds from stock options exercised                                  1
                                                                 --------            --------
Balance at end of period                                             $198                $170
                                                                 ========            ========

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                                   $202,116            $170,747
 Net proceeds from dividend reinvestment and additional
   cash investment plan                                               255                  14
 Proceeds from stock options exercised                              1,452
 Stock awards issued                                                  241                 200
 Net proceeds from common stock offering                           29,559
                                                                 --------            --------
Balance at end of period                                         $233,623            $170,961
                                                                 ========            ========

RETAINED EARNINGS (DEFICIT)
Balance at beginning of period                                   $(22,285)           $(15,484)
 Net income                                                        12,920               8,105
 Distributions to shareholders                                    (13,999)            (12,056)
                                                                 --------            --------
Balance at end of period                                         $(23,364)           $(19,435)
                                                                 ========            ========


                                                                 --------            --------
TOTAL SHAREHOLDERS' EQUITY                                       $210,457            $151,696
                                                                 --------            --------

SHARES OF COMMON STOCK OUTSTANDING
Balance at beginning of period                                     18,556              16,975
 Additional shares issued under the dividend reinvestment
   and additional cash investment plan                                 10                   2
 Stock options exercised                                               90
 Stock awards issued                                                    9                  10
 Additional shares issued under common stock offering               1,150
                                                                 --------            --------
Balance at end of period                                           19,815              16,987
                                                                 ========            ========


See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Six Months Ended June 30,
                                                                                       -------------------------
(unaudited, in thousands)                                                               1997             1996
                                                                                       -------          --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                 $12,920          $ 8,105
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of deferred financing costs                                                   1,296            1,320
  Depreciation and amortization                                                             13,734           13,557
  Minority interest in income                                                               15,689            9,739
  Increase (decrease) in cash attributable to changes in assets and liabilities:
    Restricted cash                                                                            (76)            (478)
    Other assets                                                                            (2,084)             965
    Accounts payable and accrued liabilities                                                  (548)           1,841
    Security deposits                                                                        1,153              639
                                                                                           -------          -------
Net Cash Provided by Operating Activities                                                   42,084           35,688
                                                                                           -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets                                        (1,687)          (1,892)
Investment in real estate assets, net of construction payables                            (174,152)         (24,653)
                                                                                           -------          -------
Net Cash Used in Investing Activities                                                     (175,839)         (26,545)
                                                                                           -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit                                                           123,000           54,900
Payments on lines of credit                                                                (21,000)         (33,900)
Payments on tax-exempt mortgage bond financings                                             (1,769)          (1,646)
Principal payments                                                                          (1,708)          (2,128)
Proceeds from dividend reinvestment and additional cash investment plan                        618               77
Proceeds from stock options exercised                                                        1,452
Contributions from The Irvine Company                                                       36,333
Proceeds from common stock offerings                                                        29,969
Distributions to limited partner                                                               (55)
Distributions to The Irvine Company                                                        (17,013)         (14,492)
Distributions to shareholders                                                              (13,999)         (12,056)
                                                                                           -------          -------
Net Cash Provided by (Used in) Financing Activities                                        135,828           (9,245)
                                                                                           -------          -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         2,073             (102)
Cash and Cash Equivalents at Beginning of Period                                             3,205            4,392
                                                                                           -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 5,278          $ 4,290
                                                                                           -------          -------

Supplemental Disclosure of Cash Flow Information
  Interest paid, net of amounts capitalized                                                $13,468          $15,087
  Tax-exempt assessment district debt assumed                                              $     0          $ 2,771
                                                                                           =======          =======


See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION

Irvine Apartment Communities, Inc., a Maryland corporation (the "Company"), operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. At June 30, 1997 the Company had a 45.1% general partnership interest in and was the sole managing general partner of Irvine Apartment Communities, L.P. (the "Operating Partnership") which began operations as of December 8, 1993, the date of the Company's initial public offering of common stock (the "Offering"). In connection with the Offering, The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Operating Partnership. At June 30, 1997, The Irvine Company had a 54.7% limited partnership interest in the Operating Partnership. On February 4, 1997, the Operating Partnership acquired the assets of Thompson Residential Company, Inc. (see Note 5). The purchase price was paid by the issuance of 74,523 limited partnership units in the Operating Partnership. At June 30, 1997, Thompson Residential Company, Inc. had a 0.2% limited partnership interest in the Operating Partnership. The Operating Partnership's management and operating decisions are under the unilateral control of the Company. The Company was incorporated in Delaware on September 10, 1993. On May 2, 1996, the Company changed its state of incorporation from Delaware to Maryland.

The Company is a self-administered equity REIT engaged in the operation and development of apartment communities in Orange County, California and beginning in 1997, other locations in California. The Company utilizes independent third party property management and construction management firms. As of June 30, 1997 the Operating Partnership owned 55 apartment communities representing 14,991 operating apartment units and 1,110 units under construction (collectively, the "Properties"). The Company broke ground on its first "off-Ranch" apartment community, located in Northern California's Silicon Valley, in May 1997. On June 30, 1997, the Operating Partnership acquired a 923-unit apartment community in the La Jolla region of north San Diego County (see Note 6). Until July 31, 2020, the Company has the exclusive right, but not the obligation, to acquire land from The Irvine Company for development of additional apartment communities on the Irvine Ranch.

Certain amounts in the 1996 financial statements have been reclassified to conform with financial statement presentations in 1997.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements include the consolidated accounts of the Operating Partnership and its financially controlled subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 1997 and December 31, 1996 and the revenues and expenses for the three months and six months ended June 30, 1997 and 1996. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 3 - MORTGAGES AND NOTES PAYABLE

Line of Credit: In June 1997, the Operating Partnership renewed its $250 million unsecured revolving credit facility. The line of credit facility has a term of three years and currently bears interest at LIBOR plus 0.70% or prime. The credit facility provides for the borrowing interest rates to be adjusted up or down reflecting credit ratings on the Operating Partnership's senior unsecured long-term indebtedness (if any). This revolving credit facility, which is guaranteed by the Company, is available to finance the Operating Partnership's ongoing rental property development program and for general working capital needs. The Company and the Operating Partnership must comply with certain affirmative and negative covenants, including limitations on distributions, and the maintenance of certain net worth, cash flow and financial ratios. At June 30, 1997 the Company and the Operating Partnership were in compliance with all of these covenants. As of June 30, 1997, $118 million was outstanding and $132 million was available under the line of credit.

Shelf Registration Statements: On May 14, 1997 the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and debt securities. The Company plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Availability under the Company's shelf registration statement was $350 million at June 30, 1997. Concurrently, the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. The Operating Partnership plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Availability under the Operating Partnership's shelf registration statement was $350 million at June 30, 1997.

NOTE 4 - MINORITY INTEREST AND SHAREHOLDERS' EQUITY

On February 20, 1997 the Company sold, pursuant to its shelf registration statement filed on May 8, 1995, 1.15 million shares of common stock at $27.50 per share. Concurrently, The Irvine Company (see Note 7), pursuant to its rights under the partnership agreement, purchased 1.39 million additional limited partnership units at $26.06 per unit (which is equal to the public offering price of the common stock less an amount equivalent to the underwriting discount) which are exchangeable for common stock on a one for one basis, subject to adjustment and certain limitations. The proceeds from the two transactions totaled $66 million and were used to repay all indebtedness outstanding under the revolving line of credit, and will be used for general corporate purposes, including ongoing development activities on and off the Irvine Ranch.

The Company paid cash distributions of $0.365 per common share on February 28 and May 30, 1997. On July 25, 1997 the Company declared a cash dividend of $0.375 per common share that is payable on August 29, 1997. During the first and second quarters of 1996, the Company paid a cash dividend of $0.355 per common share.

As of June 30, 1997 the Company had $350 million of availability under its shelf registration statement, which provides for the issuance from time to time of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and debt securities (see Note 3).

The computation of primary earnings per share is based on a weighted average of 19,789,196 and 19,448,832 shares of common stock outstanding during the three and six months ended June 30, 1997, respectively. The weighted average number of shares excludes the effect of the conversion of partnership units into shares. Such a conversion would increase the weighted average number of shares outstanding to 43,880,924 and 43,060,050 for the three and six months ended June 30, 1997, respectively.

RECONCILIATION OF PARTNERSHIP UNITS OUTSTANDING


(in thousands)                                  Six Months Ended June 30, 1997          Six Months Ended June 30, 1996
                                             -------------------------------------     --------------------------------
                                                         The Irvine                                 The Irvine
                                              Company     Company    Other    Total       Company     Company  Total
                                              --------   --------- -------- --------     ---------    ------- --------

Balance at beginning of period                18,556       22,292            40,848        16,975     20,397   37,372
Stock awards issued and options exercised         99                             99            10                  10
Dividend reinvestment plan                        10           13                23             2          2        4
Common stock offering and related cash
   contribution from The Irvine Company        1,150        1,394             2,544
Acquisition of Thompson Residential
   assets                                                               75       75
Contributions of property by The Irvine
   Company                                                    313               313                       28       28
                                            --------      -------    -----   -------      ---------   ------   ------
Balance at end of period                      19,815       24,012       75   43,902        16,987     20,427   37,414
                                            --------      -------    -----   -------      ---------   ------   ------
Ownership interest at end of period            45.1%        54.7%     0.2%     100%         45.4%      54.6%     100%
                                            ========      =======    =====   =======      =========   ======   ======


The following tables represent a reconciliation of the minority interest balances and the computation of the minority interest in income.


RECONCILIATION OF MINORITY INTEREST


                                                                             Six Months Ended June 30,
(in thousands)                                                                  1997               1996
                                                                            ------------      ----------

Balance at beginning of period                                              $140,327            $109,133
Minority interest in income                                                   15,689               9,739
Distributions                                                                (17,068)            (14,492)
Cash contributions                                                            36,333
Contributions of property                                                      8,408                 572
Acquisition of Thompson Residential assets                                     2,000
Contributions under dividend reinvestment plan                                   339                  42
                                                                           ---------            --------
Balance at end of period                                                    $186,028            $104,994
                                                                           ---------            --------


COMPUTATION OF MINORITY INTEREST IN INCOME

                                                 Six Months Ended June 30,           Three Months Ended June 30,
(in thousands)                                    1997             1996              1997                  1996
                                                 -------          -------           -------              --------

Income before minority interest                  $28,609          $17,844           $15,090               $9,156
Income allocated to the Company based on
  its ownership interest                         (12,920)          (8,105)           (6,809)              (4,158)
                                                 -------          --------          -------               ------
Minority interest in income                      $15,689           $9,739            $8,281               $4,998
                                                 =======          ========          =======               ======

NOTE 5 - ACQUISITION OF THOMPSON RESIDENTIAL ASSETS

On February 4, 1997, the Operating Partnership acquired for $2 million the assets of Thompson Residential Company, Inc. ("TRC"), a privately held, Northern California-based multi-family development company. Included in the purchase were options to purchase three development sites located in Northern California's Silicon Valley. The purchase price was paid by the issuance of 74,523 limited partnership units in the Operating Partnership, exchangeable for common stock of the Company, with the price per unit of $26.838 which was based on the average closing price of the Company's common stock for the 10 trading days preceding the acquisition's closing date. In addition, TRC may be paid up to an additional $2 million in cash or limited partnership units if the apartment community (The Hamptons) achieves certain performance targets. The three senior real estate executives at TRC have also joined the Company with primary responsibility for the Company's operations outside of the Irvine Ranch.

NOTE 6 - ACQUISITION OF THE VILLAS OF RENAISSANCE

On June 30, 1997 the Operating Partnership acquired a 923-unit apartment community located in the La Jolla region of north San Diego County from an unrelated third party for $127.0 million. $118.0 million of the purchase price was funded by borrowings under the Operating Partnership's $250 million unsecured line of credit (see Note 3) and $9.0 million was funded from cash on hand. A more detailed description of the transaction is described in the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on July 15, 1997, as amended on July 23, 1997.

NOTE 7 - CERTAIN TRANSACTIONS WITH RELATED PARTIES

Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative services agreement covering services for risk management, income taxes and other services of $66,000 and $53,000 for the six months ended June 30, 1997 and 1996, respectively, and $37,000 and $25,000 for the three months ended June 30, 1997 and 1996, respectively. The Irvine Company and the Company jointly purchase employee health care insurance and property and casualty insurance. In addition, the Company incurred rent totaling $172,000 and $155,000 for the six months ended June 30, 1997 and 1996, respectively, and $85,000 and $78,000 for the three months ended June 30, 1997 and 1996, respectively, related to leases with The Irvine Company that expire at the end of 1997 and 1998. For the six months ended June 30, 1997 The Irvine Company contributed $339,000, or the maximum allowable, in connection with stock issuances under the dividend reinvestment and additional cash investment plan.

On February 10, 1997, the Company acquired a land site for $8.4 million from The Irvine Company for the development of 316 rental units pursuant to the Land Rights Agreement between the Company and The Irvine Company. The Company's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. The purchase price was paid through the issuance of 313,439 additional limited partnership units in the Operating Partnership to The Irvine Company. Pursuant to the terms of the acquisition, a portion of the limited partnership units in the Operating Partnership are subject to refund if the apartment community developed on the site does not achieve a 10% unleveraged return on costs for the first twelve months following stabilized occupancy.

Concurrent with the Company's common stock offering on February 20, 1997 (see
Note 4), The Irvine Company, pursuant to its rights under the partnership agreement, purchased 1.39 million limited partnership units at a price equal to the public offering price of $26.06 per unit (which is equal to the public offering price of the common stock less an amount equivalent to the underwriting discount) which are exchangeable for common stock on a one for one basis, subject to adjustment and certain limitations.

One of the Company's directors is chairman of a bank which participates in the Company's line of credit. Based on the bank's percentage participation in the credit facility, the Company estimates that the amount of interest and fees paid to the bank totaled $76,000 and $30,000 in the first half of 1997 and the three months ended June 30, 1997, respectively. Interest and fees for the corresponding periods in 1996 were $170,000 and $113,000, respectively.

                       Irvine Apartment Communities, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                                                      June 30,             December 31,
(in thousands, except per unit amounts)                                 1997                   1996
                                                                     ----------              ---------
Assets                                                              (unaudited)
Real estate assets, at cost
       Land                                                            $205,576              $176,070
       Buildings and improvements                                       992,858               849,924
                                                                     ----------              ---------
                                                                      1,198,434             1,025,994
       Accumulated depreciation                                        (232,815)             (219,193)
                                                                     ----------              ---------
                                                                        965,619               806,801
       Under development, including land                                 70,941                58,241
                                                                     ----------              ---------
                                                                      1,036,560               865,042
Cash and cash equivalents                                                 5,278                 3,205
Restricted cash                                                           1,452                 1,376
Deferred financing costs, net                                            18,891                20,187
Other assets                                                             13,135                11,188
                                                                     ----------              ---------
                                                                     $1,075,316              $900,998
                                                                     ==========              =========
Liabilities
Mortgages and notes payable
       Line of credit                                                  $118,000               $16,000
       Tax-exempt mortgage bond financings                              327,479               329,248
       Conventional mortgage financings                                 133,533               134,761
       Mortgage notes payable to The Irvine Company                      50,817                51,227
       Tax-exempt assessment district debt                               21,758                21,828
                                                                     ----------              ---------
                                                                        651,587               553,064
Accounts payable and accrued liabilities                                 19,997                21,496
Security deposits                                                         7,247                 6,094
                                                                     ----------              ---------
                                                                        678,831               580,654
Partners' Capital
43,902 partnership units outstanding at June 30, 1997
  and 40,848 at December 31, 1996.
General partner, 19,815 partnership units at June 30, 1997
  and 18,556 at December 31, 1996.                                      210,457               180,017
Limited partners, 24,087 partnership units at June 30, 1997
  and 22,292 at December 31, 1996.                                      186,028               140,327
                                                                     ----------              ---------
                                                                        396,485               320,344
                                                                     ----------              ---------
                                                                     $1,075,316              $900,998
                                                                     ==========              =========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.

                       Irvine Apartment Communities, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Six Months Ended June 30,      Three Months Ended June 30,
(unaudited, in thousands, except per unit amounts)                 1997            1996          1997            1996
                                                                -------         -------         -------          ------

Revenues
Rental income                                                   $85,441         $74,430         $43,349         $38,012
Other income                                                      1,941           1,440           1,001             872
Interest income                                                     571             186             323              83
                                                                -------         -------         -------          ------
                                                                 87,953          76,056          44,673          38,967
                                                                -------         -------         -------          ------

Expenses
Property expenses                                                18,536          16,212           9,350           8,407
Real estate taxes                                                 6,930           6,695           3,465           3,326
Property management fees                                          2,471           2,168           1,256           1,105
Interest expense, net                                            13,389          15,092           6,528           7,790
Amortization of deferred financing costs                          1,296           1,320             647             658
Depreciation and amortization                                    13,734          13,557           6,983           6,939
General and administrative                                        2,988           3,168           1,354           1,586
                                                                -------         -------         -------          ------
                                                                 59,344          58,212          29,583          29,811
                                                                -------         -------         -------          ------
Net Income                                                      $28,609         $17,844         $15,090          $9,156
                                                                =======         =======         =======          ======

Allocation of Net Income:
General Partner                                                 $12,920          $8,105          $6,809          $4,158
Limited Partners                                                $15,689          $9,739          $8,281          $4,998
                                                                =======         =======         =======          ======


PARTNERSHIP UNIT DATA:
Weighted average number of partnership units outstanding         43,060          37,397          43,881          37,411
Net income per unit                                               $0.66           $0.48           $0.34           $0.24
Cash distributions declared and paid per unit                    $0.730          $0.710          $0.365          $0.355
                                                                 ======          ======          ======          ======


See accompanying notes.

                       Irvine Apartment Communities, L.P.

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                                  Irvine Apartment
(unaudited, in thousands)                         Communities, Inc.     Limited Partners            Total
                                                  -----------------     ----------------          ---------

Partners' Capital
Balance at January 1, 1996                            $155,433              $109,133               $264,566
 Net income                                              8,105                 9,739                 17,844
 Contributions                                             214                   614                    828
 Distributions                                         (12,056)              (14,492)               (26,548)
                                                      --------              --------               --------
Balance at June 30, 1996                              $151,696              $104,994               $256,690
                                                      --------              --------               --------

Balance at January 1, 1997                            $180,017              $140,327               $320,344
 Net income                                             12,920                15,689                 28,609
 Contributions                                          31,519                47,080                 78,599
 Distributions                                         (13,999)              (17,068)               (31,067)
                                                      --------              --------               --------
Balance at June 30, 1997                              $210,457              $186,028               $396,485
                                                      --------              --------               --------


Partnership Units Outstanding
Balance at January 1, 1996                              16,975                20,397                 37,372
 Additional partnership units issued                        12                    30                     42
                                                      --------              --------               --------
Balance at June 30, 1996                                16,987                20,427                 37,414
                                                      --------              --------               --------

Balance at January 1, 1997                              18,556                22,292                 40,848
 Additional partnership units issued                     1,259                 1,795                  3,054
                                                      --------              --------               --------
Balance at June 30, 1997                                19,815                24,087                 43,902
                                                      ========              ========               ========


See accompanying notes.

                       Irvine Apartment Communities, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Six Months Ended June 30,
(unaudited, in thousands)                                               1997                 1996
                                                                      --------             --------

Cash Flows from Operating Activities
Net income                                                             $28,609              $17,844
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization of deferred financing costs                               1,296                1,320
  Depreciation and amortization                                         13,734               13,557
  Increase (decrease) in cash attributable to changes
    in assets and liabilities:
    Restricted cash                                                        (76)                (478)
    Other assets                                                        (2,084)                 965
    Accounts payable and accrued liabilities                              (548)               1,841
    Security deposits                                                    1,153                  639
                                                                      --------             --------
Net Cash Provided by Operating Activities                               42,084               35,688
                                                                      --------             --------

Cash Flows from Investing Activities
Capital improvements to operating real estate assets                    (1,687)              (1,892)
Investment in real estate assets, net of construction payables        (174,152)             (24,653)
                                                                      --------             --------
Net Cash Used in Investing Activities                                 (175,839)             (26,545)
                                                                      --------             --------

Cash Flows from Financing Activities
Borrowings under lines of credit                                       123,000               54,900
Payments on lines of credit                                            (21,000)             (33,900)
Payments on tax-exempt mortgage bond financings                         (1,769)              (1,646)
Principal payments                                                      (1,708)              (2,128)
Contributions from partners                                             68,372                   77
Distributions to partners                                              (31,067)             (26,548)
                                                                      --------             --------
Net Cash Provided by (Used in) Financing Activities                    135,828               (9,245)
                                                                      --------             --------

Net Increase (Decrease) in Cash and Cash Equivalents                     2,073                 (102)
Cash and Cash Equivalents at Beginning of Period                         3,205                4,392
                                                                      --------             --------
Cash and Cash Equivalents at End of Period                              $5,278               $4,290
                                                                      --------             --------
Supplemental Disclosure of Cash Flow Information
  Interest paid, net of amounts capitalized                            $13,468              $15,087
  Tax-exempt assessment district debt assumed                               $0               $2,771
                                                                      ========             ========


See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION

Irvine Apartment Communities, L.P., a Delaware limited partnership (the "Operating Partnership"), was formed on November 15, 1993. In connection with an initial public offering of common shares on December 8, 1993, Irvine Apartment Communities, Inc. (the "Company") obtained a general partnership interest in and became the sole managing general partner of the Operating Partnership. The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Operating Partnership. At June 30, 1997, the Company had a 45.1% general partnership interest and The Irvine Company had a 54.7% limited partnership interest in the Operating Partnership. On February 4, 1997, the Operating Partnership acquired the assets of Thompson Residential Company, Inc. (see Note 5). The purchase price was paid by the issuance of 74,523 partnership units in the Operating Partnership. At June 30, 1997, Thompson Residential Company, Inc. had a 0.2% limited partnership interest in the Operating Partnership. The Operating Partnership's management and operating decisions are under the unilateral control of the Company.

The Operating Partnership owns, operates and develops apartment communities in Orange County, California and beginning in 1997, other locations in California. The Operating Partnership utilizes independent third party property management and construction management firms. As of June 30, 1997 the Operating Partnership owned 55 apartment communities representing 14,991 operating apartment units and 1,110 units under construction (collectively, the "Properties"). The Operating Partnership broke ground on its first "off-Ranch" apartment community, located in Northern California's Silicon Valley, in May 1997. On June 30, 1997, the Operating Partnership acquired a 923-unit apartment community in the La Jolla region of north San Diego County (see Note 6). Until July 31, 2020, the Operating Partnership has the exclusive right, but not the obligation, to acquire land from The Irvine Company for development of additional apartment communities on the Irvine Ranch.

NOTE 2 - BASIS OF PRESENTATION

Profits and losses are generally allocated to the Company and to the limited partners based upon their respective ownership interests in the Operating Partnership. Under the terms of the partnership agreement, all costs incurred by the Company relating to the ownership of its interest in and operation of the Operating Partnership, including the compensation of its officers and employees, stock incentive plans, director fees and the costs and expenses of being a public company, are paid by the Operating Partnership. In addition, The Irvine Company has the right, but not the obligation, to match on the same terms and conditions any capital contributions made by the Company based on the pro rata ownership interest at the time of such contribution.

The accompanying financial statements include the consolidated accounts of the Operating Partnership and its financially controlled subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 1997 and December 31, 1996 and the revenues and expenses for the three months and six months ended June 30, 1997 and 1996. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Operating Partnership's Registration Statement on Form 10 filed on May 14, 1997.

NOTE 3 - MORTGAGES AND NOTES PAYABLE

Line of Credit: In June 1997, the Operating Partnership renewed its $250 million unsecured revolving credit facility. The line of credit facility has a term of three years and currently bears interest at LIBOR plus 0.70% or prime. The credit facility provides for the borrowing interest rates to be adjusted up or down reflecting credit ratings on the Operating Partnership's senior unsecured long-term indebtedness (if any). This revolving credit facility, which is guaranteed by the Company, is available to finance the Operating Partnership's ongoing rental property development program and for general working capital needs. The Company and the Operating Partnership must comply with certain affirmative and negative covenants, including limitations on distributions, and the maintenance of certain net worth, cash flow and financial ratios. At June 30, 1997 the Company and the Operating Partnership were in compliance with all of these covenants. As of June 30, 1997, $118 million was outstanding and $132 million was available under the line of credit.

Shelf Registration Statements: On May 14, 1997 the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and debt securities. This registration statement replaced the Company's previous registration statement. The Company plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the Company's development of new apartment communities, acquisitions and the repayment of existing debt. Availability under the Company's shelf registration statement was $350 million at June 30, 1997. Concurrently, the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. The Operating Partnership plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Availability under the Operating Partnership's shelf registration statement was $350 million at June 30, 1997.

NOTE 4 - PARTNERS' CAPITAL

On February 20, 1997 the Company sold, pursuant to its shelf registration statement filed on May 8, 1995, 1.15 million shares of common stock at $27.50 per share. Concurrently, The Irvine Company (see Note 7), pursuant to its rights under the partnership agreement, purchased 1.39 million additional partnership units at $26.06 per unit (which is equal to the public offering price of the Company's common stock less an amount equivalent to the underwriting discount) which are exchangeable for the Company's common stock on a one for one basis, subject to adjustment and certain limitations. The proceeds from the two transactions totaled $66 million and were used to repay all indebtedness outstanding under the revolving line of credit, and will be used for general corporate purposes, including ongoing development activities on and off the Irvine Ranch.

The Operating Partnership paid cash distributions of $0.365 per partnership unit on February 28 and May 30, 1997. On July 25, 1997 the Operating Partnership declared a cash distribution of $0.375 per partnership unit that is payable on August 29, 1997. During each of the first and second quarters of 1996, the Operating Partnership paid a cash distribution of $0.355 per partnership unit.

As of June 30, 1997 the Company had $350 million of availability under its shelf registration statement, which provides for the issuance from time to time of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and debt securities (see Note 3).

The computation of primary earnings per unit is based on a weighted average of 43,880,924 and 43,060,050 units of partnership interest outstanding during the three and six months ended June 30, 1997, respectively.

RECONCILIATION OF PARTNERSHIP UNITS OUTSTANDING


(in thousands)                                  Six Months Ended June 30, 1997        Six Months Ended June 30, 1996
                                          ------------------------------------------ --------------------------------
                                               Irvine                                   Irvine
                                             Apartment                                 Apartment
                                           Communities,  The Irvine                  Communities,   The Irvine
                                                Inc.      Company    Other    Total       Inc.        Company  Total
                                           ------------- ---------- -------  ------- -------------   --------- ------
Balance at beginning of period                   18,556     22,292           40,848        16,975     20,397   37,372
Stock awards issued and options exercised            99                          99            10                  10
Dividend reinvestment plan                           10         13               23             2          2        4
Common stock offering and related cash
   contribution from The Irvine Company           1,150      1,394            2,544
Acquisition of Thompson Residential                                     75       75
   assets
Contributions of property by The Irvine
   Company                                                     313              313                       28       28
                                                 ------     ------    ----   ------        ------     ------   ------
Balance at end of period                         19,815     24,012      75   43,902        16,987     20,427   37,414
                                                 ------     ------    ----   ------        ------     ------   ------
Ownership interest at end of period               45.1%      54.7%    0.2%     100%         45.4%      54.6%     100%
                                                 ======     ======    ====   ======        ======     ======   ======


NET INCOME ALLOCATION

                                                     Six Months Ended June 30,           Three Months Ended June 30,
                                                    --------------------------           ---------------------------
(in thousands)                                        1997               1996            1997                  1996
                                                    -------             ------           ------               ------
Income allocated to The Irvine Company
  based on its ownership interest                   $15,648             $9,739           $8,256               $4,998
Income allocated to Thompson Residential
  Company, Inc. based on its ownership
  interest                                               41                                 25
Income allocated to Irvine Apartment
  Communities, Inc. based on its ownership
  interest                                           12,920              8,105            6,809                4,158
                                                    -------             ------          -------               ------
Net Income                                          $28,609             17,844          $15,090               $9,156
                                                    -------             ------          -------               ------

NOTE 5 - ACQUISITION OF THOMPSON RESIDENTIAL ASSETS

On February 4, 1997, the Operating Partnership acquired for $2 million the assets of Thompson Residential Company, Inc. ("TRC"), a privately held, Northern California-based multi-family development company. Included in the purchase were options to purchase three development sites located in Northern California's Silicon Valley. The purchase price was paid by the issuance of 74,523 partnership units in the Operating Partnership, exchangeable for common stock of the Company, with the price per unit of $26.838 which was based on the average closing price of the Company's common stock for the 10 trading days preceding the acquisition's closing date. In addition, TRC may be paid up to an additional $2 million in cash or limited partnership units if the apartment community (The Hamptons) achieves certain performance targets. The three senior real estate executives at TRC have also joined the Company with primary responsibility for the Operating Partnership's operations outside of the Irvine Ranch.

NOTE 6 - ACQUISITION OF THE VILLAS OF RENAISSANCE

On June 30, 1997 the Operating Partnership acquired a 923-unit apartment community located in the La Jolla region of north San Diego County from an unrelated third party for $127.0 million. $118.0 million of the purchase price was funded by borrowings under the Operating Partnership's $250 million unsecured line of credit (see Note 3) and $9.0 million was funded from cash on hand. A more detailed description of the transaction is described in the Operating Partnership's Current Report on Form 8-K filed with the Securities Exchange Commission on July 15, 1997, as amended on July 23, 1997.

NOTE 7 - CERTAIN TRANSACTIONS WITH RELATED PARTIES

Substantially all costs incurred by the Company are borne by the Operating Partnership. Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative services agreement covering services for risk management, income taxes and other services of $66,000 and $53,000 for the six months ended June 30, 1997 and 1996, respectively and $37,000 and $25,000 for the three months ended June 30, 1997 and 1996, respectively. The Irvine Company and the Operating Partnership jointly purchase employee health care insurance and property and casualty insurance. In addition, the Operating Partnership incurred rent totaling $172,000 and $155,000 for the six months ended June 30, 1997 and 1996 and $85,000 and $78,000 for the three months ended June 30, 1997 and 1996, respectively, related to leases with The Irvine Company that expire in 1997 and 1998. For the six months ended June 30, 1997 The Irvine Company contributed $339,000, or the maximum allowable, in connection with stock issuances under the dividend reinvestment and additional cash investment plan.

On February 10, 1997, the Operating Partnership acquired a land site for $8.4 million from The Irvine Company for the development of 316 rental units pursuant to the Land Rights Agreement between the Operating Partnership and The Irvine Company. The Company's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. The purchase price was paid through the issuance of 313,439 additional limited partnership units to The Irvine Company. Pursuant to the terms of the acquisition, a portion of the limited partnership units in the Operating Partnership are subject to refund if the apartment community developed on the site does not achieve a 10% unleveraged return on costs for the first twelve months following stabilized occupancy.

Concurrent with the Company's common stock offering on February 20, 1997 (see
Note 4), The Irvine Company, pursuant to its rights under the partnership agreement, purchased 1.39 million limited partnership units at a price equal to the public offering price of $26.06 per unit (which is equal to the public offering price of the Company's common stock less an amount equivalent to the underwriting discount) which are exchangeable for the Company's common stock on a one for one basis, subject to adjustment and certain limitations.

One of the Company's directors is chairman of a bank which participates in the Operating Partnership's line of credit. Based on the bank's percentage participation in the credit facility, the Operating Partnership estimates that the amount of interest and fees paid to the bank totaled $76,000 and $30,000 in the first half of 1997 and three months ended June 30, 1997, respectively. Interest and fees for the corresponding periods in 1996 were $170,000 and $113,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the activities of the Company for the three month and six month periods ended June 30, 1997 (unaudited) with the activities of the Company for the three month and six month periods ended June 30, 1996 (unaudited). As used herein, the term "Company" includes Irvine Apartment Communities, Inc. and the Operating Partnership (Irvine Apartment Communities, L.P.).

The following discussion should be read in conjunction with all the financial statements appearing elsewhere in this report, as well as the information presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Operating Partnership's Registration Statement on Form 10.

Certain information set forth below is forward looking and involves various risks and uncertainties. Such information is based upon a number of estimates and assumptions that inherently are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996.

The Company's income before minority interest in income (and the Operating Partnership's net income) was $15.1 million for the three months ended June 30, 1997, up from $9.2 million for the same period of 1996. The improvement was due to the contribution of newly delivered rental units from the Company's development program, as well as an increase in revenues within its stabilized portfolio achieved through higher rental rates slightly offset by lower occupancy (see Selected Operating Data on page 29).

REVENUE AND EXPENSE DATA

                                                                   Three Months Ended June 30,

(dollars in thousands)                                                1997               1996
                                                                   -------             -------

COMMUNITIES STABILIZED MORE THAN TWO YEARS (A)
    Number of communities                                               43                  43
    Number of units at end of period                                11,334              11,334
    Operating revenues                                             $34,757             $33,210
    Property expenses                                               $7,772              $7,339
    Real estate taxes                                               $2,632              $2,650
    Property management fees                                        $1,004                $959
    Depreciation and amortization of real estate assets             $5,158              $5,223

COMMUNITIES STABILIZED LESS THAN TWO YEARS (B)
    Number of communities                                                5                   5
    Number of units at end of period                                 2,207               2,077
    Operating revenues                                              $7,818              $5,674
    Property expenses                                               $1,256              $1,068
    Real estate taxes                                                 $699                $676
    Property management fees                                          $204                $146
    Depreciation and amortization of real estate assets             $1,434              $1,670

LEASE-UP COMMUNITIES (C)
    Number of communities                                                2
    Number of units at end of period                                   527
    Operating revenues                                              $1,692
    Property expenses                                                 $310
    Real estate taxes                                                 $131
    Property management fees                                           $48
    Depreciation and amortization of real estate assets               $333

(A) Excludes The Villas of Renaissance (see Note 6), an apartment community acquired by the Company on June 30, 1997.

(B) Represents five communities that began leasing in 1995 and reached stabilized occupancy (95%) at various dates in 1996.

(C) Represents Baypointe and Santa Maria communities that began leasing in 1996, completed deliveries in June 1997, and reached stabilized occupancy (95%) in July 1997.

OPERATING REVENUES (rental and other income) increased to $44.4 million in the second quarter of 1997, up from $38.9 million in the same period of 1996. Operating revenues rose as a result of higher rental rates and the contribution of newly delivered rental units from five properties which achieved stabilization during 1996 and two new lease-up communities. In total, these new units added $9.5 million to operating revenues in the second quarter of 1997 compared to $5.7 million in the second quarter of 1996. Within communities stabilized more than two years, operating revenues increased 4.7% from the second quarter of 1996, as a result of improvement in average monthly rental rates and higher non-rental income, slightly offset by a decrease in physical occupancy to 95.0% from 95.2%. Average monthly rental rates increased to $1,064 in the second quarter of 1997 from $1,001 in the year-earlier quarter. Healthy job growth in the Company's marketplace has been a key factor in the upward trend in rental rates.

PROPERTY EXPENSES increased to $9.4 million in the second quarter of 1997 from $8.4 million in the second quarter of 1996. This increase reflects the added expenses of newly delivered rental units from five properties which achieved stabilization during 1996 and two new lease-up communities. Property expenses within communities stabilized more than two years increased by $0.5 million to $7.8 million in the second quarter of 1997 from $7.3 million a year ago. In the second quarter of 1997, average monthly property expenses increased to $229 per unit from $216 in the second quarter of 1996. Properties stabilized less than two years added $1.3 million to property expenses in the second quarter of 1997 and $1.1 million a year ago. Lease-up properties added $0.3 million to 1997 second quarter property expenses.

REAL ESTATE TAXES totaled $3.5 million in the second quarter of 1997 compared to $3.3 million in the second quarter of 1996. Taxes increased in the second quarter of 1997 due to the addition of rental units from lease-up properties, partially offset by a small reduction in assessed values.

PROPERTY MANAGEMENT FEES increased to $1.3 million in the second quarter of 1997 from $1.1 million a year ago. Management fees increased in the second quarter of 1997 due to the addition of rental units and an increase in revenue from communities stabilized more than two years.

NET INTEREST EXPENSE decreased to $6.5 million in the second quarter of 1997 from $7.8 million in the second quarter of 1996. The decrease was largely due to a lower level of borrowings under the revolving line of credit. The Company capitalizes interest on projects actively under development using average qualifying asset balances and applicable weighted average interest rates. The average monthly qualifying asset balances for projects under development in the second quarter of 1997 and 1996 were approximately $66.0 million and $33.5 million, respectively. Interest capitalized totaled $1.4 million in the second quarter of 1997 compared to $0.7 million in the second quarter of 1996. Interest incurred was $7.9 million in the second quarter of 1997 compared to $8.5 million in the second quarter of 1996.

AMORTIZATION OF DEFERRED FINANCING COSTS was comparable in the second quarters of 1997 and 1996.

DEPRECIATION AND AMORTIZATION EXPENSE of $7.0 million in the second quarter of 1997 was comparable to the second quarter of 1996.

GENERAL AND ADMINISTRATIVE EXPENSE of $1.4 million was $0.2 million lower than the same quarter of the prior year due to lower executive compensation expenses. The Company's chief executive officer resigned in February 1997. A new chief executive officer was named in July 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

The Company's income before minority interest in income (and the Operating Partnership's net income) was $28.6 million for the six months ended June 30, 1997, up from $17.8 million for the same period of 1996. The improvement was due to the contribution of newly delivered rental units from the Company's development program, as well as an increase in revenues within its stabilized portfolio achieved through higher occupancy and higher rental rates (see Selected Operating Data on page 29).

REVENUE AND EXPENSE DATA

                                                                     Six Months Ended June 30,

(dollars in thousands)                                                1997                1996
----------------------------------------------------------------------------------------------

COMMUNITIES STABILIZED MORE THAN TWO YEARS (a)
    Number of communities                                               43                  43
    Number of units at end of period                                11,334              11,334
    Operating revenues                                             $69,259             $65,705
    Property expenses                                              $15,595             $14,410
    Real estate taxes                                               $5,364              $5,472
    Property management fees                                        $1,999              $1,900
    Depreciation and amortization of real estate assets            $10,304             $10,386

COMMUNITIES STABILIZED LESS THAN TWO YEARS (b)
    Number of communities                                                5                   5
    Number of units at end of period                                 2,207               2,077
    Operating revenues                                             $15,484             $10,165
    Property expenses                                               $2,430              $1,802
    Real estate taxes                                               $1,387              $1,222
    Property management fees                                          $404                $269
    Depreciation and amortization of real estate assets             $2,868              $3,109

LEASE-UP COMMUNITIES (c)
    Number of communities                                                2
    Number of units at end of period                                   527
    Operating revenues                                              $2,556
    Property expenses                                                 $499
    Real estate taxes                                                 $176
    Property management fees                                           $68
    Depreciation and amortization of real estate assets               $450
---------------------------------------------------------------------------- ------------------


(a) Excludes The Villas of Renaissance (see Note 6), an apartment community acquired by the Company on June 30, 1997.

(b) Represents five communities that began leasing in 1995 and reached stabilized occupancy (95%) at various dates in 1996.

(c) Represents Baypointe and Santa Maria communities that began leasing in 1996, completed deliveries in June 1997, and reached stabilized occupancy (95%) in July 1997.

OPERATING REVENUES (rental and other income) increased to $87.4 million in the first half of 1997, up from $75.9 million in the same period of 1996. Operating revenues rose as a result of higher occupancy and rental rates, as well as the contribution of newly delivered rental units from five properties which achieved stabilization during 1996 and two new lease-up communities. In total, these new units added $18.0 million to operating revenues in the first half of 1997 compared to $10.2 million in the first half of 1996. Within communities stabilized more than two years, operating revenues increased 5.4% from the first half of 1996, as a result of improvement in average monthly rental rates, higher non-rental income, and a rise in physical occupancy to 95.0% from 94.7%. Average monthly rental rates increased to $1,057 in the first half of 1997 from $1,001 in the year-earlier period. Healthy job growth in the Company's marketplace has been a key factor in the upward trend in rental rates.

PROPERTY EXPENSES increased to $18.5 million in the first half of 1997 from $16.2 million in the first half of 1996. This increase reflects the added expenses of newly delivered rental units from five properties which achieved stabilization during 1996 and two new lease-up communities. Property expenses within communities stabilized more than two years increased by $1.2 million to $15.6 million in the first half of 1997 from $14.4 million a year ago. In the first half of 1997, average monthly property expenses increased to $229 per unit from $212 in the first half of 1996. Properties stabilized less than two years added $2.4 million to property expenses in the first half of 1997 and $1.8 million a year ago. Lease-up properties added $0.5 million to property expenses in the first half of 1997.

REAL ESTATE TAXES totaled $6.9 million in the first half of 1997 compared to $6.7 million in the first half of 1996. Taxes increased in the first half of 1997 due to the addition of rental units from lease-up properties, partially offset by a small reduction in assessed values.

PROPERTY MANAGEMENT FEES increased to $2.5 million in the first half of 1997 from $2.2 million a year ago. Management fees increased in the first half of 1997 due to the addition of rental units and an increase in revenue from communities stabilized more than two years.

NET INTEREST EXPENSE decreased to $13.4 million in the first half of 1997 from $15.1 million for the same period of 1996. The decrease was largely due to a lower level of borrowings under the revolving line of credit. The Company capitalizes interest on projects actively under development using average qualifying asset balances and applicable weighted average interest rates. The average monthly qualifying asset balances for projects under development in the first six months of 1997 and 1996 were approximately $60.1 million and $42.9 million, respectively. Interest capitalized totaled $2.5 million in the first half of 1997 compared to $1.6 million in the same period of 1996. Interest incurred was $15.8 million and $16.7 million for the first six months of 1997 and 1996, respectively.

AMORTIZATION OF DEFERRED FINANCING COSTS was comparable in the first half of 1997 and 1996.

DEPRECIATION AND AMORTIZATION EXPENSE increased to $13.7 million in the first half of 1997, up from $13.6 million in the first half of 1996. This increase reflects the completion and delivery of newly developed rental units from the Company's lease-up properties.

GENERAL AND ADMINISTRATIVE EXPENSE of $3.0 million was $0.2 million lower than the same six month period of the prior year due to lower executive compensation expenses. The Company's chief executive officer resigned in February 1997. A new chief executive officer was named in July 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that cash provided by operations will be adequate to meet both operating requirements and payment of distributions by the Company in accordance with REIT requirements in both the short and long term.

LIQUIDITY: The Company expects to meet its long-term liquidity requirements, such as construction, scheduled debt maturities and potential future property acquisitions, through the issuance or refinancing of long-term debt, borrowings from financial institutions, or the issuance of additional equity securities of the Company and/or partnership units. On June 27, 1997, the Operating Partnership renewed its $250 million unsecured credit facility for a three-year term. The new credit facility currently bears interest at LIBOR plus 0.70% or prime. The credit facility provides for the borrowing interest rates to be adjusted up or down reflecting the credit ratings on the Operating Partnership's senior unsecured long-term indebtedness (if any). Availability under the credit facility was $132 million at June 30, 1997.

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

SHELF REGISTRATION STATEMENTS: On May 14, 1997 the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and debt securities. The Company plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Concurrently, the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. The Operating Partnership plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt.

DEBT: The Company's conventional and tax-exempt mortgage debt bears interest at fixed interest rates, or variable rates that have been effectively fixed through interest rate swap agreements. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of the Company's December 1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity. The weighted average effective interest rate on the Company's debt, including the non-cash charges of amortization of deferred financing costs, was 6.47% at June 30, 1997. The Company uses interest rate swap agreements to effectively convert its floating rate tax-exempt mortgage bond financings to a fixed-rate basis, thus reducing the impact of fluctuations in interest rates on future income. A buy-down agreement relating to $36.0 million of conventional debt will expire in September 1997. The interest rate on that loan will increase from 5.82% to 8.3%. At June 30, 1997, the average fixed interest rate on the tax-exempt mortgage bond financings, after giving effect to the swap agreements and including all fees, was 5.83%.

DEBT STRUCTURE AT JUNE 30, 1997

                                                              Debt              Weighted Average
(dollars in millions)                                      Balance                 Interest Rate
                                                           -------              ----------------

Fixed rate debt
Conventional mortgage financings                            $133.5                         6.45%
Mortgage notes payable to The Irvine Company                  50.8                         5.75%
Tax-exempt mortgage bond financings                          327.5                         5.83%
Tax-exempt assessment district debt                            5.6                         6.27%
                                                            ------                         ----
    Total fixed rate debt                                    517.4                         5.99%
                                                            ------                         ----
Variable rate debt
    Revolver line of credit                                  118.0                         6.69%
    Tax-exempt assessment district debt                       16.2                         4.46%
                                                            ------                         ----
    Total variable rate debt                                 134.2                         6.42%
                                                            ======                         ====
    Total debt                                              $651.6                         6.08%
                                                            ======                         ====

DEFERRED FINANCING COSTS

                                                       Balance at          Weighted Average
(dollars in millions)                               June 30, 1997            Remaining Term
                                                    -------------          ----------------
Interest rate buy-downs on
   conventional mortgage financings                          $9.0                   9.1 yrs
Loan origination costs and other                              9.9                  25.7 yrs
                                                            -----                  --------
Total                                                       $18.9                  17.7 yrs
                                                            =====                  ========

OPERATING ACTIVITIES: Cash flow provided by operating activities were $42.1 million and $35.7 million in the first half of 1997 and 1996, respectively. Cash provided by operating activities increased in 1997 primarily due to higher revenues from newly developed apartment units, as well as an increase in revenues within the Company's stabilized portfolio achieved through higher occupancy and higher rental rates.

INVESTING ACTIVITIES: Cash flow used in investing activities was $175.8 million and $26.5 million in the first half of 1997 and 1996, respectively. This increase resulted from increased development activity in the first half of 1997 (see Capital Expenditures below), and the acquisition of The Villas of Renaissance (see Note 6).

FINANCING ACTIVITIES: Cash flow provided by (used in) financing activities was $135.8 million and ($9.2) million in the first half of 1997 and 1996, respectively. The Company received $66 million from the sale of common stock and partnership units in the first quarter of 1997. These proceeds were used to pay down borrowings from the lines of credit. In June 1997, the Company borrowed $118 million under the revolving credit facility to fund the acquisition of The Villas of Renaissance. Additionally, the Company paid $31.1 million in distributions in the first half of 1997 compared to $26.5 million in the first half of 1996.

CAPITAL EXPENDITURES

CAPITAL EXPENDITURES ON NEW DEVELOPMENT: The Company's major cash requirements in the next twelve months are expected to be for the construction of new apartment communities and possibly for acquisitions of apartment communities. Currently, the Company has four apartment communities under development (The Colony, Santa Rosa II, Rancho Santa Fe and The Hamptons) that will require total expenditures of approximately $160.9 million, of which $71.3 million had been incurred at June 30, 1997. The Company broke ground on its first "off-Ranch" apartment community, The Hamptons, located in Northern California's Silicon Valley, in May 1997. Initial funding for these developments is expected to come from the Company's $250 million unsecured revolving credit facility. In addition, the Company may issue other debt or equity securities as discussed in the Liquidity section.

CONSTRUCTION INFORMATION


                                                                                             Estimated    Total
                                                                               Commencement  Initial     Estimated
                                                                Commencement    of Leasing   Stabilized      Costs
Apartment Community                    Village, City   Units  of Construction   Activity    Occupancy   (in millions)
---------------------- ------------------------------ ------- -------------- -------------- ---------- ------------
The Colony             Newport Center, Newport Beach     245           7/96         4Q '97     1Q '99       $ 42.8
Santa Rosa II                    Westpark II, Irvine     207          12/96         4Q '97     3Q '98         27.2
Rancho Santa Fe                 Tustin Ranch, Tustin     316           2/97         4Q '97     1Q '99         39.0
The Hamptons                               Cupertino     342           5/97         1Q '98     1Q '99         51.9
                                                      ------                                           ------------
   Total                                               1,110                                                $160.9
                                                      ======                                           ============

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

CAPITAL REPLACEMENTS ON STABILIZED PROPERTIES: Expenditures for capital replacements totaled $1.7 million and $1.9 million in the first half of 1997 and 1996, respectively. Average capital replacements per unit for communities stabilized more than two years decreased to $145 from $166 in the first half of 1997 and 1996, respectively, due to the nature and timing of scheduled capital programs. Expenditures for capital replacements in 1997 are expected to be similar to 1996 levels. The Company has a policy of capitalizing expenditures related to asset acquisitions, costs which increase the value of an existing asset, or costs which substantially extend in existing asset's useful life. Capital replacements for communities stabilized more than two years were as follows:

                                                                               Six Months Ended June 30, 1997
(in thousands, except per unit amounts)                                         Total                Per unit
                                                                               ------                --------

Carpet replacements                                                              $648                     $57
Exterior painting, siding and stucco                                              338                      30
Upgrades, renovations and major building items                                    287                      25
Appliances, water heaters and air conditioning                                     88                       8
Roofing, concrete and pavement                                                    111                      10
Equipment and other                                                               171                      15
                                                                               ------                --------
Total                                                                          $1,643                    $145
                                                                               ======                ========

The Company also plans to incur approximately $5.2 million in capital expenditures over the next two years at one of its existing apartment communities, Promontory Point. Management believes that these capital expenditures will generate additional revenue by enhancing the community's appeal in the luxury segment of the marketplace. In addition, the Company plans to incur approximately $4.0 million to $5.0 million in capital expenditures over the next six months at The Villas of Renaissance which was acquired on June 30, 1997 (see Note 6). The Company believes these capital expenditures will generate additional revenue by enhancing the community's appeal in the luxury segment of the marketplace. A more detailed description of the capital expenditures planned at The Villas of Renaissance, is included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 1997, as amended on July 23, 1997. Funding for these expenditures is expected to come from the Company's revolving credit facility.

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

FUNDS FROM OPERATIONS

The Company generally considers funds from operations ("FFO") a useful measure of performance for an equity REIT. The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Other REITs may not consistently use this definition of FFO. FFO should be considered in conjunction with net income as presented in the Company's Consolidated Financial Statements and Notes thereto. FFO should not be considered an alternative to net income as an indication of the Company's performance and is not indicative of cash available to fund all cash flow needs. FFO does not represent cash flows from operating, investing or financing activities as defined by generally accepted accounting principles.

CALCULATION OF FFO


                                                          Six Months Ended June 30,    Three Months Ended June 30,
(in thousands, unaudited)                                     1997          1996             1997             1996
                                                         ----------- --------------    ----------- ----------------
Net income                                                 $12,920        $8,105           $6,809           $4,158
Add:
    Depreciation and amortization of real estate assets     13,622        13,495            6,925            6,893
    Minority interest in income                             15,689         9,739            8,281            4,998
                                                         ----------- --------------    ----------- ---------------
Funds from operations                                      $42,231       $31,339          $22,015          $16,049
                                                         =========== ==============    =========== ===============
Weighted average equivalent number of shares
    outstanding assuming conversion of Operating
    Partnership units (see Note 4)                          43,060        37,397           43,881           37,411
                                                         =========== ==============    =========== ===============


SUPPLEMENTAL INFORMATION

The following section provides supplemental operating information. The information is unaudited and is provided as a supplement to the accompanying financial statements and management's discussion and analysis. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Operating Partnership's Registration Statement on Form 10. Operating results for the three or six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

                       Irvine Apartment Communities, Inc.
                       Irvine Apartment Communities, L.P.


                            SELECTED OPERATING DATA



                                                                       Six Months Ended June 30,        Three Months Ended June 30,
(unaudited)                                                        1997         1996      Variance     1997       1996     Variance
                                                                 -------      -------     --------  -------     ------     --------

  UNIT DATA
  Average rentable units during the period                        13,879       13,176         703   13,986     13,323          663
  Rentable units at the end of the period (a)                     14,991       13,411       1,580   14,991     13,411        1,580
                                                                 -------      -------        ----   ------     ------       --------
  COMMUNITIES STABILIZED MORE THAN TWO YEARS (b)

  Average physical occupancy                                        95.0%        94.7%        0.3%    95.0%      95.2%      (0.2%)
  Average economic occupancy (c)                                    93.4%        94.1%       (0.7%)   93.1%      94.7%      (1.6%)

  Average monthly gross scheduled rent per unit                   $1,057       $1,001         $56   $1,064     $1,001          $63
  Average monthly rental income per occupied unit                 $1,045       $1,000         $45   $1,050     $1,001          $49
                                                                 -------      -------        ----   ------     ------       --------
  COMMUNITIES STABILIZED LESS THAN TWO YEARS (d)

  Average physical occupancy                                        94.4%        66.9%                94.8%      74.7%
  Average economic occupancy (c)                                    92.7%        63.5%                93.2%      70.9%

  Average monthly gross scheduled rent per unit                   $1,238       $1,188               $1,243     $1,186
  Average monthly rental income per occupied unit                 $1,227       $1,135               $1,233     $1,132
                                                                 -------      -------        ----   ------     ------       --------
  LEASE-UP COMMUNITIES (e)

  Operating revenues (rental income and other income) - in
  thousands                                                       $2,556                            $1,692

  Units delivered in the period                                      412                               225
  Cumulative units delivered at the end of the period                527                               527
  Units occupied at the end of the period                            489                               489
  Average units occupied during the period                           303                               403
                                                                 -------      -------        ----   ------     ------       --------
  OTHER FINANCIAL DATA (IRVINE APARTMENT COMMUNITIES, INC.)

  Dividends paid per share                                        $0.730       $0.710               $0.365     $0.355
  Funds from operations (FFO) payout ratio                          74.5%        84.5%                73.0%      82.6%
                                                                 =======      =======        ====   =======    =======      ========



Footnotes:

(a) Includes the 923-unit Villas of Renaissance apartment community purchased on June 30, 1997.

(b) Financial results are for 43 properties totaling 11,334 units for comparable periods of 1997 and 1996.

(c)  Rental income divided by rental income plus vacant units at market rent.

(d) Financial results are for five properties totaling 2,207 units that achieved stabilized occupancy during 1996.

(e) Financial results are for two properties that were in the lease-up phase in 1997.

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS.

                Not applicable.

ITEM 2.                  CHANGES IN SECURITIES.

                During the second quarter of 1997 the Operating Partnership sold to affiliates of The Irvine Company the following units of limited partnership interest ("L.P. units") in the Operating Partnership pursuant to Section 4(2) of the Securities Act of 1933:

                         An aggregate of 6,362 L.P. units were sold in May 1997 for $173,915 in cash at prices ranging from $27.32 to $27.88 per L.P. unit, in connection with The Irvine Company's exercise of its proportional purchase rights with respect to sales of the Company's common stock pursuant to its Dividend Reinvestment and Additional Cash Investment Plan.

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

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K.

                (a)      Exhibits:

               Exhibit No. 2.1:

               Purchase and Sale Agreement and Joint Escrow Instructions dated April 18, 1997 by and between Aoki Construction (CA) Co., Ltd. and the Operating Partnership (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of the Company and the Operating Partnership filed on August 6, 1997)

               Exhibit No. 10.1:

               Purchase and Sale Agreement and Joint Escrow Instructions dated April 18, 1997 by and between Aoki Construction (CA) Co., Ltd. and the Operating Partnership (see Exhibit 2.1)

               Exhibit No. 10.11:

               Revolving Credit Agreement dated as of June 27, 1997

               Exhibit No. 10.13:

               Employment Agreement Letter with Chief Executive Officer

               Exhibit No. 27:

               Financial Data Schedule (only included in electronically-filed document)

                (b) Reports on Form 8-K:

               The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                INDEX TO EXHIBITS

Exhibit
 Number                        Exhibits
--------                       --------


Exhibit No. 2.1:    Purchase and Sale Agreement and Joint Escrow Instructions
                    dated April 18, 1997 by and between Aoki Construction (CA)
                    Co., Ltd. and the Operating Partnership (incorporated by
                    reference to Exhibit 2.1 of the Current Report on Form 8-K of the Company and the Operating Partnership filed on August
                    6, 1997)

Exhibit No. 10.1:   Purchase and Sale Agreement and Joint Escrow Instructions
                    dated April 18, 1997 by and between Aoki Construction (CA)
                    Co., Ltd. and the Operating Partnership (see Exhibit 2.1)



Exhibit No. 10.11:  Revolving Credit Agreement dated as of June 27, 1997

Exhibit No. 10.13:  Employment Agreement Letter with Chief Executive Officer

Exhibit No. 27:     Financial Data Schedule (only included in electronically-
                    filed document)


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              IRVINE APARTMENT COMMUNITIES, INC.



Date:   August 13, 1997       By:  /s/ James E. Mead
                                   ----------------------------------------
                                   James E. Mead
                                   Senior Vice President,
                                   Chief Financial Officer and Secretary


                              By:  /s/ Shawn Howie
                                   ----------------------------------------
                                   Shawn Howie
                                   Vice President, Corporate Finance and
                                    Controller (Principal Accounting Officer)


                              IRVINE APARTMENT COMMUNITIES, L.P.

                              By: Irvine Apartment Communities, Inc.,
                                   its sole general partner


Date:   August 13, 1997       By:  /s/ James E. Mead
                                   ----------------------------------------
                                   James E. Mead
                                   Senior Vice President,
                                   Chief Financial Officer and Secretary


                              By:  /s/ Shawn Howie
                                   ----------------------------------------
                                   Shawn Howie
                                   Vice President, Corporate Finance and
                                   Controller (Principal Accounting Officer)