Form 10-Q
period 1997-09-30
IRVINE APARTMENT COMMUNITIES INC; IRVINE APARTMENT COMMUNITIES L P
filed 1997-11-04
CIK 912084, 1038358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended SEPTEMBER 30, 1997.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

        Commission File Number: 1-12478 (Irvine Apartment Communities, Inc.)
                                0-22569 (Irvine Apartment Communities, L.P.)


                       IRVINE APARTMENT COMMUNITIES, INC.
                       IRVINE APARTMENT COMMUNITIES, L.P.
           (Exact Name of Registrants as Specified in Their Charters)


          Maryland                                     33-0698698
          Delaware                                     33-0587829
    (State of Incorporation)            (I.R.S. Employer Identification Number)


      550 Newport Center Drive, Suite 300, Newport Beach, California 92660
                    (Address of principal executive offices)

                                 (714) 720-5500
              (Registrants' telephone number, including area code)

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

                        Irvine Apartment Communities, Inc.: Yes  [X]    No  [ ]
                        Irvine Apartment Communities, L.P.: Yes  [X]    No  [ ]

  (Irvine Apartment Communities, L.P. only subject to such filing requirements since July 3, 1997)

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Irvine Apartment Communities,
Inc.: common stock, $0.01 Par Value - 19,878,643 shares as of October 14, 1997; Irvine Apartment Communities, L.P.: units of partnership interest - 43,972,813 units as of October 14, 1997.

                       IRVINE APARTMENT COMMUNITIES, INC.
                       IRVINE APARTMENT COMMUNITIES, L.P.


                                      INDEX

                                                                                       PAGE
                                                                                       ----
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements - Irvine Apartment Communities, Inc.

               -  Consolidated Balance Sheets as of September 30, 1997
                  and December 31, 1996                                                   1

               -  Consolidated Statements of Operations for the three and nine months
                  ended September 30, 1997 and 1996                                       2

               -  Consolidated Statements of Changes in Shareholders' Equity for
                  the nine months ended September 30, 1997 and 1996                       3

               -  Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 1997 and 1996                                             4

               Financial Statements - Irvine Apartment Communities, L.P.

               -  Consolidated Balance Sheets as of September 30, 1997
                  and December 31, 1996                                                   5

               -  Consolidated Statements of Operations for the three and nine months
                  ended September 30, 1997 and 1996                                       6

               -  Consolidated Statements of Changes in Partners' Capital for the
                  nine months ended September 30, 1997 and 1996                           7

               -  Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 1997 and 1996                                       8

               Notes to Consolidated Financial Statements                                 9

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                  15

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                 26

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                                          26

Item 2.        Changes in Securities and Use of Proceeds                                  26

Item 3.        Defaults Upon Senior Securities                                            26

Item 4.        Submission of Matters to a Vote of Shareholders                            26
Item 5.        Other Information                                                          27

Item 6.        Exhibits and Reports on Form 8-K                                           27

               SIGNATURES                                                                 29

PART I - FINANCIAL INFORMATION
ITEM 1.
                       Irvine Apartment Communities, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,          December 31,
(in thousands, except per share amounts)                                                   1997                  1996
                                                                                   ------------           -----------
                                                                                    (unaudited)

ASSETS
Real estate assets, at cost
      Land                                                                          $   205,595           $   176,070
      Buildings and improvements                                                        994,117               849,924
                                                                                    -----------           -----------
                                                                                      1,199,712             1,025,994
      Accumulated depreciation                                                         (240,718)             (219,193)
                                                                                    -----------           -----------
                                                                                        958,994               806,801
      Under development, including land                                                 105,265                58,241
                                                                                    -----------           -----------
                                                                                      1,064,259               865,042
Cash and cash equivalents                                                                 2,373                 3,205
Restricted cash                                                                           1,434                 1,376
Deferred financing costs, net                                                            18,722                20,187
Other assets                                                                             15,038                11,188
                                                                                    -----------           -----------
                                                                                    $ 1,101,826           $   900,998
                                                                                   ============           ===========
LIABILITIES
Mortgages and notes payable
      Line of credit                                                                $   135,000           $    16,000
      Tax-exempt mortgage bond financings                                               326,569               329,248
      Conventional mortgage financings                                                  132,902               134,761
      Mortgage notes payable to The Irvine Company                                       50,608                51,227
      Tax-exempt assessment district debt                                                21,747                21,828
                                                                                    -----------           -----------
                                                                                        666,826               553,064
Accounts payable and accrued liabilities                                                 31,762                21,496
Security deposits                                                                         7,485                 6,094
                                                                                    -----------           -----------
                                                                                        706,073               580,654
MINORITY INTEREST                                                                       185,068               140,327
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 10,000 shares authorized;
      no shares issued or outstanding
Common stock, par value $0.01 per share; 150,000 shares authorized;
      19,879 shares and 18,556 shares issued and outstanding, respectively                  198                   186
Excess stock, par value $0.01 per share; 160,000 shares authorized;
      no shares issued or outstanding
Additional paid-in capital                                                              234,802               202,116
Retained earnings (deficit)                                                             (24,315)              (22,285)
                                                                                    -----------           -----------
                                                                                        210,685               180,017
                                                                                    -----------           -----------
                                                                                    $ 1,101,826           $   900,998
                                                                                    ===========           ===========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Nine Months Ended September 30,    Three Months Ended September 30,
(unaudited, in thousands, except per unit amounts)                   1997              1996              1997              1996
                                                                 --------          --------          --------          --------

REVENUES
Rental income                                                    $133,114          $114,000          $ 47,673          $ 39,570
Other income                                                        3,093             2,317             1,152               877
Interest income                                                       659               419                88               233
                                                                 --------          --------          --------          --------
                                                                  136,866           116,736            48,913            40,680
                                                                 ========          ========          ========          ========
EXPENSES
Property expenses                                                  28,790            24,903            10,254             8,691
Real estate taxes                                                  10,959            10,023             4,029             3,328
Property management fees                                            3,809             3,316             1,338             1,148
Interest expense, net                                              21,949            22,378             8,560             7,286
Amortization of deferred financing costs                            1,882             1,975               586               655
Depreciation and amortization                                      21,700            20,346             7,966             6,789
General and administrative                                          4,822             4,890             1,834             1,722
                                                                 --------          --------          --------          --------
                                                                   93,911            87,831            34,567            29,619
                                                                 ========          ========          ========          ========
INCOME BEFORE MINORITY INTEREST IN INCOME                          42,955            28,905            14,346            11,061
Minority interest in income                                        23,556            15,757             7,867             6,018
                                                                 --------          --------          --------          --------
NET INCOME                                                       $ 19,399          $ 13,148          $  6,479          $  5,043
                                                                 ========          ========          ========          ========
SHARE DATA:
Weighted average number of shares outstanding                      19,578            17,474            19,831            18,447
Net income per share                                             $   0.99          $   0.75          $   0.33          $   0.27
Cash distributions declared and paid per share                   $  1.105          $  1.075          $  0.375          $  0.365
                                                                 ========          ========          ========          ========


See accompanying notes.

                       Irvine Apartment Communities, Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                       Nine Months Ended September 30,
(unaudited, in thousands)                                                                  1997                1996
                                                                                        ---------           ---------

COMMON STOCK, PAR VALUE $0.01 PER SHARE
Balance at beginning of period                                                          $     186           $     170
   Common stock offering                                                                       11                  15
   Stock options exercised                                                                      1
                                                                                        ---------           ---------
Balance at end of period                                                                $     198           $     185
                                                                                       ==========           =========

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                                                          $ 202,116           $ 170,747
   Net proceeds from dividend reinvestment and additional cash investment plan                450                 126
   Net proceeds from stock options exercised                                                2,406
   Stock awards issued                                                                        241                 200
   Net proceeds from common stock offering                                                 29,589              29,810
                                                                                        ---------           ---------
Balance at end of period                                                                $ 234,802           $ 200,883
                                                                                        =========           =========

RETAINED EARNINGS (DEFICIT)
Balance at beginning of period                                                          $ (22,285)          $ (15,484)
   Net income                                                                              19,399              13,148
   Distributions to shareholders                                                          (21,429)            (18,800)
                                                                                        ---------           ---------
Balance at end of period                                                                $ (24,315)          $ (21,136)
                                                                                        =========           =========

SHAREHOLDERS' EQUITY                                                                    $ 210,685           $ 179,932
                                                                                        =========           =========

SHARES OF COMMON STOCK OUTSTANDING
Balance at beginning of period                                                             18,556              16,975
   Additional shares issued under the dividend reinvestment and additional
    cash investment plan                                                                       17                   9
   Stock options exercised                                                                    147
   Stock awards issued                                                                          9                  10
   Additional shares issued under common stock offering                                     1,150               1,490
                                                                                        ---------           ---------
Balance at end of period                                                                $  19,879           $  18,484
                                                                                        =========           =========


See accompanying notes.

                       Irvine Apartment Communities, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Nine Months Ended September 30,
(unaudited, in thousands)                                                                        1997                1996
                                                                                            ---------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                  $  19,399           $  13,148
Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of deferred financing costs                                                    1,882               1,975
    Depreciation and amortization                                                              21,700              20,346
    Minority interest in income                                                                23,556              15,757
    Increase (decrease) in cash attributable to changes in assets and liabilities:
       Restricted cash                                                                            (58)               (169)
       Other assets                                                                            (4,050)             (1,283)
       Accounts payable and accrued liabilities                                                 5,612               5,050
       Security deposits                                                                        1,391                 924
                                                                                            ---------           ---------
Net Cash Provided by Operating Activities                                                      69,432              55,748
                                                                                            ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets                                           (3,199)             (2,914)
Investment in real estate assets, net of construction payables                               (202,608)            (41,306)
                                                                                            ---------           ---------
Net Cash Used in Investing Activities                                                        (205,807)            (44,220)
                                                                                            ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit                                                              153,000              55,900
Payments on lines of credit                                                                   (34,000)            (77,900)
Payments on tax-exempt mortgage bond financings                                                (2,679)             (2,493)
Principal payments                                                                             (2,559)             (2,916)
Deferred financing costs                                                                         (417)
Proceeds from dividend reinvestment and additional cash investment plan                         1,020                 387
Proceeds from stock options exercised                                                           2,406
Contributions from The Irvine Company                                                          36,333              30,000
Proceeds from common stock offerings                                                           29,969              30,000
Distributions to limited partner                                                                  (83)
Distributions to The Irvine Company                                                           (26,018)            (22,534)
Distributions to shareholders                                                                 (21,429)            (18,800)
                                                                                            ---------           ---------
Net Cash Provided by (Used in) Financing Activities                                           135,543              (8,356)
                                                                                            ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (832)              3,172
Cash and Cash Equivalents at Beginning of Period                                                3,205               4,392
                                                                                            ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $   2,373           $   7,564
                                                                                            =========           =========
Supplemental Disclosure of Cash Flow Information
    Interest paid, net of amounts capitalized                                               $  21,348           $  22,605
    Tax-exempt assessment district debt assumed                                             $       0           $   2,771
                                                                                            =========           =========


See accompanying notes.

                       Irvine Apartment Communities, L.P.

                           CONSOLIDATED BALANCE SHEETS


                                                                                                    September 30,     December 31,
(in thousands, except per unit amounts)                                                                     1997             1996
                                                                                                    ------------      -----------
                                                                                                    (unaudited)
ASSETS
Real estate assets, at cost
      Land                                                                                           $   205,595      $   176,070
      Buildings and improvements                                                                         994,117          849,924
                                                                                                     -----------      -----------
                                                                                                       1,199,712        1,025,994
      Accumulated depreciation                                                                          (240,718)        (219,193)
                                                                                                     -----------      -----------
                                                                                                         958,994          806,801
      Under development, including land                                                                  105,265           58,241
                                                                                                     -----------      -----------
                                                                                                       1,064,259          865,042
Cash and cash equivalents                                                                                  2,373            3,205
Restricted cash                                                                                            1,434            1,376
Deferred financing costs, net                                                                             18,722           20,187
Other assets                                                                                              15,038           11,188
                                                                                                     -----------      -----------
                                                                                                     $ 1,101,826      $   900,998
                                                                                                     ===========      ===========
LIABILITIES
Mortgages and notes payable
      Line of credit                                                                                 $   135,000      $    16,000
      Tax-exempt mortgage bond financings                                                                326,569          329,248
      Conventional mortgage financings                                                                   132,902          134,761
      Mortgage notes payable to The Irvine Company                                                        50,608           51,227
      Tax-exempt assessment district debt                                                                 21,747           21,828
                                                                                                     -----------      -----------
                                                                                                         666,826          553,064
Accounts payable and accrued liabilities                                                                  31,762           21,496
Security deposits                                                                                          7,485            6,094
                                                                                                     -----------      -----------
                                                                                                         706,073          580,654
PARTNERS' CAPITAL
General partner, 19,879 partnership units at September 30, 1997 and 18,556 at December 31, 1996          210,685          180,017
Limited partners, 24,094 partnership units at September 30, 1997 and 22,292 at December 31, 1996         185,068          140,327
                                                                                                     -----------      -----------
                                                                                                         395,753          320,344
                                                                                                     -----------      -----------
                                                                                                     $ 1,101,826      $   900,998
                                                                                                     ===========      ===========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



See accompanying notes.

                                  Irvine Apartment Communities, Inc.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Nine Months Ended September 30,    Three Months Ended September 30,
(unaudited, in thousands, except per share amounts)              1997              1996              1997              1996
                                                             --------          --------          --------          --------


REVENUES
Rental income                                                $133,114          $114,000          $ 47,673          $ 39,570
Other income                                                    3,093             2,317             1,152               877
Interest income                                                   659               419                88               233
                                                             --------          --------          --------          --------
                                                              136,866           116,736            48,913            40,680
                                                             ========          ========          ========          ========


EXPENSES
Property expenses                                              28,790            24,903            10,254             8,691
Real estate taxes                                              10,959            10,023             4,029             3,328
Property management fees                                        3,809             3,316             1,338             1,148
Interest expense, net                                          21,949            22,378             8,560             7,286
Amortization of deferred financing costs                        1,882             1,975               586               655
Depreciation and amortization                                  21,700            20,346             7,966             6,789
General and administrative                                      4,822             4,890             1,834             1,722
                                                             --------          --------          --------          --------
                                                               93,911            87,831            34,567            29,619
                                                             --------          --------          --------          --------
NET INCOME                                                   $ 42,955          $ 28,905          $ 14,346          $ 11,061
                                                             ========          ========          ========          ========

ALLOCATION OF NET INCOME:
General Partner                                              $ 19,399          $ 13,148          $  6,479          $  5,043
Limited Partners                                             $ 23,556          $ 15,757          $  7,867          $  6,018
                                                             ========          ========          ========          ========

PARTNERSHIP UNIT DATA:
Weighted average number of partnership units outstanding       43,350            38,410            43,920            40,415
Net income per unit                                          $   0.99          $   0.75          $   0.33          $   0.27
Cash distributions declared and paid per unit                $  1.105          $  1.075          $  0.375          $  0.365
                                                             ========          ========          ========          ========



See accompanying notes.

                       Irvine Apartment Communities, L.P.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                         Irvine Apartment
(unaudited, in thousands)                Communities, Inc    Limited Partners               Total
                                         ----------------    ----------------           ---------

PARTNERS' CAPITAL
Balance at January 1, 1996                      $ 155,433           $ 109,133           $ 264,566
   Net income                                      13,148              15,757              28,905
   Contributions                                   30,151              33,185              63,336
   Distributions                                  (18,800)            (22,534)            (41,334)
                                                ---------           ---------           ---------
Balance at September 30, 1996                   $ 179,932           $ 135,541           $ 315,473
                                                ---------           ---------           ---------

Balance at January 1, 1997                      $ 180,017           $ 140,327           $ 320,344
   Net income                                      19,399              23,556              42,955
   Contributions                                   32,698              47,286              79,984
   Distributions                                  (21,429)            (26,101)            (47,530)
                                                ---------           ---------           ---------
Balance at September 30, 1997                   $ 210,685           $ 185,068           $ 395,753
                                                =========           =========           =========


PARTNERSHIP UNITS OUTSTANDING
Balance at January 1, 1996                         16,975              20,397              37,372
   Additional partnership units issued              1,509               1,644               3,153
                                                ---------           ---------           ---------
Balance at September 30, 1996                      18,484              22,041              40,525
                                                ---------           ---------           ---------

Balance at January 1, 1997                         18,556              22,292              40,848
   Additional partnership units issued              1,323               1,802               3,125
                                                ---------           ---------           ---------
Balance at September 30, 1997                      19,879              24,094              43,973
                                                =========           =========           =========


See accompanying notes.

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Nine Months Ended September 30,
(unaudited, in thousands)                                                                        1997                1996
                                                                                            ---------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                  $  42,955           $  28,905
Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of deferred financing costs                                                    1,882               1,975
    Depreciation and amortization                                                              21,700              20,346
    Increase (decrease) in cash attributable to changes in assets and liabilities:
       Restricted cash                                                                            (58)               (169)
       Other assets                                                                            (4,050)             (1,283)
       Accounts payable and accrued liabilities                                                 5,612               5,050
       Security deposits                                                                        1,391                 924
                                                                                            ---------           ---------
Net Cash Provided by Operating Activities                                                      69,432              55,748
                                                                                            ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets                                           (3,199)             (2,914)
Investment in real estate assets, net of construction payables                               (202,608)            (41,306)
                                                                                            ---------           ---------
Net Cash Used in Investing Activities                                                        (205,807)            (44,220)
                                                                                            ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit                                                              153,000              55,900
Payments on lines of credit                                                                   (34,000)            (77,900)
Payments on tax-exempt mortgage bond financings                                                (2,679)             (2,493)
Principal payments                                                                             (2,559)             (2,916)
Deferred financing costs                                                                         (417)
Contributions from partners                                                                    69,728              60,387
Distributions to partners                                                                     (47,530)            (41,334)
                                                                                            ---------           ---------
Net Cash Provided by (Used in) Financing Activities                                           135,543              (8,356)
                                                                                            ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (832)              3,172
Cash and Cash Equivalents at Beginning of Period                                                3,205               4,392
                                                                                            ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $   2,373           $   7,564
                                                                                            =========           =========

Supplemental Disclosure of Cash Flow Information
    Interest paid, net of amounts capitalized                                               $  21,348           $  22,605
    Tax-exempt assessment district debt assumed                                             $       0           $   2,771
                                                                                            =========           =========


See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, INC.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION

Irvine Apartment Communities, Inc., a Maryland corporation (the "Company"), operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. In connection with the Company's initial public offering of common stock (the "Offering"), the Company obtained a general partnership interest in and became the sole managing general partner of Irvine Apartment Communities, L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership was formed on November 15, 1993 and began operations as of December 8, 1993, the date of the Offering. In connection with the Offering, The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Operating Partnership. At September 30, 1997 the Company had a 45.2% general partnership interest in and was the sole managing general partner of the Operating Partnership. At September 30, 1997, The Irvine Company had a 54.6% limited partnership interest in the Operating Partnership. On February 4, 1997, the Operating Partnership acquired the assets of Thompson Residential Company, Inc. (see Note 5). The purchase price was paid by the issuance of 74,523 limited partnership units in the Operating Partnership. At September 30, 1997, Thompson Residential Company, Inc. had a 0.2% limited partnership interest in the Operating Partnership. The Operating Partnership's management and operating decisions are under the unilateral control of the Company. The Company was incorporated in Delaware on September 10, 1993. On May 2, 1996, the Company changed its state of incorporation from Delaware to Maryland.

The Company is a self-administered equity REIT engaged in the operation and development (through the Operating Partnership) of apartment communities in Orange County, California and, beginning in 1997, other locations in California. The Company utilizes independent third party property management and construction management firms. As of September 30, 1997 the Operating Partnership owned 55 apartment communities representing 14,991 apartment units and 1,110 units under construction (collectively, the "Properties"). The Operating Partnership broke ground on its first "off-Ranch" apartment community, located in Northern California's Silicon Valley, in May 1997. On June 30, 1997, the Operating Partnership acquired a 923-unit apartment community in the La Jolla region of north San Diego County (see Note 6). Until July 31, 2020, the Operating Partnership has the exclusive right, but not the obligation, to acquire land from The Irvine Company for development of additional apartment communities on the Irvine Ranch.

Certain amounts in the 1996 financial statements have been reclassified to conform with financial statement presentations in 1997.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements of the Company include the consolidated accounts of the Operating Partnership and its financially controlled subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Profits and losses are generally allocated to the Company and to the limited partners based upon their respective ownership interests in the Operating Partnership. Under the terms of the partnership agreement, all costs incurred by the Company relating to the ownership of its interest in and operation of the Operating Partnership, including the compensation of its officers and employees, stock incentive plans, director fees and the costs and expenses of being a public company, are paid by the Operating Partnership. In addition, The Irvine Company generally has the right, but not the obligation, to match on the same terms and conditions any capital contributions made by the Company and the Operating Partnership based on the pro rata ownership interest at the time of such contribution.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 1997 and December 31, 1996 and the revenues and expenses for the three months and nine months ended September 30, 1997 and 1996. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Operating Partnership's Registration Statement on Form 10 filed on May 15, 1997.

NOTE 3 - MORTGAGES AND NOTES PAYABLE

Line of Credit: In June 1997, the Operating Partnership renewed its $250 million unsecured revolving credit facility. The line of credit facility has a term of three years and currently bears interest at LIBOR plus 0.70% or prime. The credit facility provides for the borrowing interest rates to be adjusted up or down reflecting credit ratings on the Operating Partnership's senior unsecured long-term indebtedness. Under the credit facility, the Operating Partnership is able to borrow funds from the participating banks through a competitive bid process to obtain a lower interest rate. At September 30, 1997, outstanding borrowings under the credit facility priced on a competitive bid basis were $70 million at an average interest spread of 0.46% over LIBOR. This revolving credit facility, which is guaranteed by the Company, is available to finance the Operating Partnership's ongoing rental property development program and for general working capital needs. The Company and the Operating Partnership must comply with certain affirmative and negative covenants, including limitations on distributions, and the maintenance of certain net worth, cash flow and financial ratios. At September 30, 1997 the Company and the Operating Partnership were in compliance with all of these covenants. As of September 30, 1997, $135 million was outstanding and $115 million was available under the line of credit.

Shelf Registration Statements: On May 14, 1997 the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and debt securities. This registration statement replaced the Company's previous registration statement. The Company plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Availability under the Company's shelf registration statement was $350 million at September 30, 1997. Concurrently, the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. The Operating Partnership plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Availability under the Operating Partnership's shelf registration statement was $350 million at September 30, 1997.

Subsequent Event: On October 1, 1997 the Operating Partnership issued $100 million aggregate principal amount of 7% senior unsecured notes (the "Notes") pursuant to its shelf registration statement. The Notes are due on October 1, 2007 and were priced at 99.21% to yield 7.10%, or 99 basis points over the rate on U.S. Treasury securities with comparable maturity on the date such rate was set. Net proceeds from the offering of $98.3 million were used to repay indebtedness under the Operating Partnership's revolving credit facility, which had been used to finance The Villas of Renaissance acquisition (see Note 6).

NOTE 4 - MINORITY INTEREST; SHAREHOLDERS' EQUITY; AND PARTNERS' CAPITAL

On February 20, 1997 the Company sold, in a public offering, 1.15 million shares of common stock at $27.50 per share. Concurrently, The Irvine Company (see Note
7), pursuant to its rights under the partnership agreement, purchased 1.39 million additional limited partnership units at $26.06 per unit (which is equal to the public offering price of the common stock less an amount equivalent to the underwriting discount) which are exchangeable for common stock on a one for one basis, subject to adjustment and certain limitations. The proceeds from the two transactions totaled $66 million and were used to repay all indebtedness then outstanding under the revolving line of credit, and for general corporate purposes, including ongoing development activities on and off the Irvine Ranch.

The Company and the Operating Partnership paid cash distributions of $0.365 per share (or partnership unit) on February 28 and May 30, 1997 and $0.375 per share (or partnership unit) on August 29, 1997. On October 23, 1997 the Company and the Operating Partnership each declared a cash dividend of $0.375 per share (or partnership unit) that is payable on November 26, 1997. During the first and second quarters of 1996, the Company and the Operating Partnership each paid a cash dividend of $0.355 per share (or partnership unit) and $0.365 per share (or partnership unit) during the third quarter of 1996.

As of September 30, 1997 the Company had $350 million of availability under its shelf registration statement, which provides for the issuance from time to time of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and debt securities (see Note 3).

The computation of primary earnings per share for the Company is based on a weighted average of 19,830,844 and 19,577,568 shares of common stock outstanding during the three and nine months ended September 30, 1997, respectively. The weighted average number of shares excludes the effect of the conversion of partnership units into shares. Such a conversion would increase the weighted average number of shares outstanding to 43,920,321 and 43,349,958 for the three and nine months ended September 30, 1997, respectively.

The computation of primary earnings per partnership unit for the Operating Partnership is based on a weighted average of 43,920,321 and 43,349,958 partnership units outstanding during the three and nine months ended September 30, 1997, respectively.

RECONCILIATION OF PARTNERSHIP UNITS OUTSTANDING


(in thousands)                          Nine Months Ended September 30, 1997     Nine Months Ended  September 30, 1996
-----------------------------------------------------------------------------------------------------------------------
                                                The Irvine                                         The Irvine
                                     Company     Company      Other     Total           Company     Company      Total
-----------------------------------------------------------------------------------------------------------------------
Balance at beginning of period        18,556      22,292                40,848           16,975      20,397      37,372
Stock awards issued and options          156                               156               10                      10
  exercised
Dividend reinvestment plan                17          20                    37                9           9          18
Common stock offering and related
  cash contribution from The           1,150       1,394                 2,544            1,490       1,491       2,981
  Irvine Company
Acquisition of Thompson                                           75        75
  Residential assets
Contributions of property by
  The Irvine Company                                 313                   313                          144         144
-----------------------------------------------------------------------------------------------------------------------
Balance at end of period              19,879      24,019          75    43,973           18,484      22,041      40,525
=======================================================================================================================
Ownership interest at end of period    45.2%       54.6%        0.2%      100%            45.6%       54.4%        100%
=======================================================================================================================

The following tables represent a reconciliation of the minority interest balances and the computation of the minority interest in income.


RECONCILIATION OF MINORITY INTEREST

                                                            Nine Months Ended September 30,
(in thousands)                                                  1997                   1996
--------------------------------------------------------------------------------------------
Balance at beginning of period                               $140,327               $109,133
Minority interest in income                                    23,556                 15,757
Distributions                                                 (26,101)               (22,534)
Cash contributions                                             36,333                 30,000
Contributions of property                                       8,408                  2,974
Acquisition of Thompson Residential assets                      2,000
Contributions under dividend reinvestment plan                    545                    211
--------------------------------------------------------------------------------------------
Balance at end of period                                     $185,068               $135,541
============================================================================================


COMPUTATION OF MINORITY INTEREST IN INCOME

                                                 Nine Months Ended September 30,    Three Months Ended September 30,
(in thousands)                                      1997               1996              1997               1996
------------------------------------------------------------------------------------------------------------------
Income before minority interest                  $ 42,955           $ 28,905           $ 14,346           $ 11,061
Income allocated to the Company based
on its ownership interest                         (19,399)           (13,148)            (6,479)            (5,043)
------------------------------------------------------------------------------------------------------------------
Minority interest in income                      $ 23,556           $ 15,757           $  7,867           $  6,018
==================================================================================================================

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

NOTE 6 - ACQUISITION OF THE VILLAS OF RENAISSANCE

On June 30, 1997 the Operating Partnership acquired a 923-unit apartment community located in the La Jolla region of north San Diego County from an unrelated third party for $127.0 million. $118.0 million of the purchase price was funded by borrowings under the Operating Partnership's $250 million unsecured line of credit (see Note 3) and $9.0 million was funded from cash on hand. A more detailed description of the transaction is described in the Company's and the Operating Partnership's Current Report on Form 8-K filed with the Securities Exchange Commission on July 15, 1997, as amended on July 23, 1997.

NOTE 7 - CERTAIN TRANSACTIONS WITH RELATED PARTIES

Substantially all costs incurred by the Company are borne by the Operating Partnership. Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative services agreement covering services for risk management, income taxes and other services of $95,000 and $80,000 for the nine months ended September 30, 1997 and 1996, respectively, and $28,000 and $27,000 for the three months ended September 30, 1997 and 1996, respectively. The Irvine Company and the Company jointly purchase employee health care insurance and property and casualty insurance. In addition, the Company incurred rent totaling $264,000 and $233,000 for the nine months ended September 30, 1997 and 1996, respectively, and $92,000 and $78,000 for the three months ended September 30, 1997 and 1996, respectively, related to leases with The Irvine Company that expire at the end of 1997 and 1998. For the nine months ended September 30, 1997 The Irvine Company contributed $568,000 in connection with partnership unit and stock issuances under the dividend reinvestment and additional cash investment plan.

On February 10, 1997, the Operating Partnership acquired a land site for $8.4 million from The Irvine Company for the development of 316 rental units pursuant to the Land Rights Agreement between the Operating Partnership and The Irvine Company. The Company's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. The purchase price was paid through the issuance of 313,439 additional limited partnership units in the Operating Partnership to The Irvine Company. Pursuant to the terms of the acquisition, a portion of the limited partnership units in the Operating Partnership are subject to fofeiture if the apartment community developed on the site does not achieve a 10% unleveraged return on costs for the first twelve months following stabilized occupancy.

On October 21, 1997, the Operating Partnership acquired a land site for $5.7 million from The Irvine Company for the development of 196 rental units pursuant to the Land Rights Agreement. The Company's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. The purchase price was paid through the issuance of 179,433 additional limited partnership units in the Operating Partnership to The Irvine Company. Pursuant to the terms of the acquisition, a portion of the limited partnership units in the Operating Partnership are subject to forfeiture if the apartment community developed on the site does not achieve a 10% unleveraged return on costs for the first twelve months following stabilized occupancy.

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

One of the Company's directors is chairman of a bank which participates in the Company's line of credit. Based on the bank's percentage participation in the credit facility, the Company estimates that the amount of interest and fees paid to the bank totaled $271,000 and $195,000 in the first nine months of 1997 and the three months ended September 30, 1997, respectively. Interest and fees for the corresponding periods in 1996 were $231,000 and $61,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the activities of the Company for the three month and nine month periods ended September 30, 1997 (unaudited) with the activities of the Company for the three month and nine month periods ended September 30, 1996 (unaudited). As used herein, unless the context otherwise requires, the term "Company" includes Irvine Apartment Communities, Inc. and the Operating Partnership (Irvine Apartment Communities, L.P.).

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

The Company's income before minority interest in income (and the Operating Partnership's net income) was $14.3 million for the three months ended September 30, 1997, up from $11.1 million for the same period of 1996. The improvement was due to the contribution of new rental units from the Company's acquisition and development program, as well as an increase in revenues within its stabilized portfolio achieved through higher rental rates, slightly offset by lower occupancy and higher operating expenses (see Selected Operating Data on page 25).

 REVENUE AND EXPENSE DATA

                                                            Three Months Ended September 30,
 (dollars in thousands)                                              1997               1996
 --------------------------------------------------------------------------------------------
 COMMUNITIES OWNED AND STABILIZED MORE THAN TWO YEARS(a)

    Number of communities                                              43                 43
    Number of units at end of period                               11,334             11,334
    Operating revenues                                            $35,177            $33,407
    Property expenses                                              $7,925             $7,409
    Real estate taxes                                              $2,694             $2,648
    Property management fees                                       $1,019               $964
    Depreciation and amortization of real estate assets            $5,134             $5,139

 COMMUNITIES STABILIZED LESS THAN TWO YEARS(b)
    Number of communities                                               5                  5
    Number of units at end of period                                2,207              2,207
    Operating revenues                                             $8,195             $7,040
    Property expenses                                              $1,263             $1,282
    Real estate taxes                                                $779               $680
    Property management fees                                         $210               $184
    Depreciation and amortization of real estate assets            $1,435             $1,606

 LEASE-UP AND NEWLY ACQUIRED COMMUNITIES(c)
    Number of communities                                               3
    Number of units at end of period                                1,450
    Operating revenues                                             $5,453
    Property expenses                                              $1,066
    Real estate taxes                                                $556
    Property management fees                                         $109
    Depreciation and amortization of real estate assets            $1,334
 --------------------------------------------------------------------------------------------

(a)   Represents "same store" communities.

(b) Represents five communities that began leasing in 1995 and reached stabilized occupancy (95%) at various dates in 1996.

(c) Represents Baypointe and Santa Maria communities that began leasing in 1996, completed deliveries in June 1997, and reached stabilized occupancy (95%) in July 1997 and The Villas of Renaissance (see Note 6), an apartment community acquired by the Operating Partnership on June 30, 1997.

OPERATING REVENUES (rental and other income) increased to $48.8 million in the third quarter of 1997, up from $40.4 million in the same period of 1996. Operating revenues rose as a result of higher rental rates and the contribution of newly delivered rental units from five properties that achieved stabilization during 1996, a newly acquired community and two new lease-up communities. In total, new units added $13.6 million to operating revenues in the third quarter of 1997 compared to $7.0 million in the third quarter of 1996. Within communities owned and stabilized more than two years, operating revenues increased 5.3% from the third quarter of 1996, as a result of improvement in average monthly rental rates and higher non-rental income, slightly offset by a decrease in physical occupancy to 93.6% from 95.0%. Average monthly rental rates increased to $1,090 in the third quarter of 1997 from $1,019 in the year-earlier quarter. Healthy job growth in the Company's marketplace has been a key factor in the upward trend in rental rates.

PROPERTY EXPENSES increased to $10.3 million in the third quarter of 1997 from $8.7 million in the third quarter of 1996. This increase reflects the added expenses of newly delivered rental units from five properties that achieved stabilization during 1996, a newly acquired community and two new lease-up communities. Property expenses within communities owned and stabilized more than two years increased by $0.5 million to $7.9 million in the third quarter of 1997 from $7.4 million a year ago. In the third quarter of 1997, average monthly property expenses increased to $233 per unit from $218 in the third quarter of 1996, primarily as a result of higher unit turnover and related expenses, in addition to preventative maintenance scheduled in preparation for a potentially unseasonably wet winter. Properties stabilized less than two years added $1.3 million to property expenses in the third quarters of 1997 and 1996. Lease-up and newly acquired properties added $1.1 million to 1997 third quarter property expenses.

REAL ESTATE TAXES totaled $4.0 million in the third quarter of 1997 compared to $3.3 million in the third quarter of 1996. Taxes increased in the third quarter of 1997 due to the addition of rental units from lease-up properties and an acquisition.

PROPERTY MANAGEMENT FEES increased to $1.3 million in the third quarter of 1997 from $1.1 million a year ago. Management fees increased in the third quarter of 1997 due to the addition of rental units from development, an acquisition and an increase in revenue from communities owned and stabilized more than two years.

NET INTEREST EXPENSE increased to $8.6 million in the third quarter of 1997 from $7.3 million in the third quarter of 1996. The increase was largely due to a greater level of borrowings under the revolving line of credit, which was used to finance an acquisition in June 1997. The Company capitalizes interest on projects actively under development using average qualifying asset balances and applicable weighted average interest rates. The average monthly qualifying asset balances for projects under development in the third quarter of 1997 and 1996 were approximately $77.8 million and $33.0 million, respectively. Interest capitalized totaled $1.2 million in the third quarter of 1997 compared to $0.7 million in the third quarter of 1996. Interest incurred was $9.8 million in the third quarter of 1997 compared to $8.0 million in the third quarter of 1996.

AMORTIZATION OF DEFERRED FINANCING COSTS was comparable in the third quarters of 1997 and 1996.

DEPRECIATION AND AMORTIZATION EXPENSE of $8.0 million in the third quarter of 1997 compared to $6.8 million in the third quarter of 1996. This increase is attributable to lease-up properties and an acquisition placed in service during the quarter.

GENERAL AND ADMINISTRATIVE EXPENSE of $1.8 million was comparable to that of the third quarter of 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

The Company's income before minority interest in income (and the Operating Partnership's net income) was $43.0 million for the nine months ended September 30, 1997, up from $28.9 million for the same period of 1996. The improvement was due to the contribution of new rental units from the Company's acquisition and development program, as well as an increase in revenues within its stabilized portfolio achieved through higher rental rates, slightly offset by lower occupancy and higher operating expenses (see Selected Operating Data on page
25).

 REVENUE AND EXPENSE DATA

                                                             Nine Months Ended September 30,
 (dollars in thousands)                                              1997               1996
 --------------------------------------------------------------------------------------------

 COMMUNITIES OWNED AND STABILIZED MORE THAN TWO YEARS(a)
    Number of communities                                              43                 43
    Number of units at end of period                               11,334             11,334
    Operating revenues                                           $104,486            $99,112
    Property expenses                                             $23,520            $21,819
    Real estate taxes                                              $8,058             $8,120
    Property management fees                                       $3,018             $2,864
    Depreciation and amortization of real estate assets           $15,438            $15,525

 COMMUNITIES STABILIZED LESS THAN TWO YEARS(b)
    Number of communities                                               5                  5
    Number of units at end of period                                2,207              2,207
    Operating revenues                                            $23,679            $17,205
    Property expenses                                              $3,693             $3,084
    Real estate taxes                                              $2,166             $1,902
    Property management fees                                         $614               $453
    Depreciation and amortization of real estate assets            $4,303             $4,715

 LEASE-UP AND NEWLY ACQUIRED COMMUNITIES(c)
    Number of communities                                               3
    Number of units at end of period                                1,450
    Operating revenues                                             $8,042
    Property expenses                                              $1,577
    Real estate taxes                                                $735
    Property management fees                                         $177
    Depreciation and amortization of real estate assets            $1,784
 --------------------------------------------------------------------------------------------

(a) Represents "same store" communities.

(b) Represents five communities that began leasing in 1995 and reached stabilized occupancy (95%) at various dates in 1996.

(c) Represents Baypointe and Santa Maria communities that began leasing in 1996, completed deliveries in June 1997, and reached stabilized occupancy (95%) in July 1997 and The Villas of Renaissance (see Note 6), an apartment community acquired by the Operating Partnership on June 30, 1997.

OPERATING REVENUES (rental and other income) increased to $136.2 million in the first nine months of 1997, up from $116.3 million in the same period of 1996. Operating revenues rose as a result of higher occupancy and rental rates, as well as the contribution of newly delivered rental units from five properties which achieved stabilization during 1996, a newly acquired community and two new lease-up communities. In total, these new units added $31.7 million to operating revenues in the first nine months of 1997 compared to $17.2 million in the first nine months of 1996. Within communities owned and stabilized more than two years, operating revenues increased 5.4% from the first nine months of 1996, as a result of improvement in average monthly rental rates and higher non-rental income, slightly offset by a decreased in physical occupancy to 94.5% from 94.8%. Average monthly rental rates increased to $1,068 in the first nine months of 1997 from $1,007 in the year-earlier period. Healthy job growth in the Company's marketplace has been a key factor in the upward trend in rental rates.

PROPERTY EXPENSES increased to $28.8 million in the first nine months of 1997 from $24.9 million in the first nine months of 1996. This increase reflects the added expenses of newly delivered rental units from five properties that achieved stabilization during 1996, a newly acquired community and two new lease-up communities. Property expenses within communities owned and stabilized more than two years increased by $1.7 million to $23.5 million in the first nine months of 1997 from $21.8 million a year ago. In the first nine months of 1997, average monthly property expenses within these properties increased to $231 per unit from $214 per unit in the first nine months of 1996, primarily as a result of higher unit turnover and related expenses, in addition to preventative maintenance scheduled in preparation for a potentially unseasonably wet winter. Properties stabilized less than two years added $3.7 million to property expenses in the first nine months of 1997 and $3.1 million in the first nine months of 1996. Lease-up and newly acquired properties added $1.6 million to property expenses in the first nine months of 1997.

REAL ESTATE TAXES totaled $11.0 million in the first nine months of 1997 compared to $10.0 million in the first nine months of 1996. Taxes increased in the first nine months of 1997 due to the addition of rental units from lease-up properties and an acquisition.

PROPERTY MANAGEMENT FEES increased to $3.8 million in the first nine months of 1997 from $3.3 million in the first nine months of 1996. Management fees increased in the first nine months of 1997 due to the addition of rental units from development, an acquisition and an increase in revenue from communities owned and stabilized more than two years.

NET INTEREST EXPENSE decreased to $21.9 million in the first nine months of 1997 from $22.4 million for the same period of 1996. The decrease was largely due to a greater amount of capitalized interest during the 1997 period partially offset by a higher level of borrowings under the revolving line of credit. The Company capitalizes interest on projects actively under development using average qualifying asset balances and applicable weighted average interest rates. The average monthly qualifying asset balances for projects under development in the first nine months of 1997 and 1996 were approximately $66.0 million and $39.7 million, respectively. Interest capitalized totaled $3.7 million in the first nine months of 1997 compared to $2.3 million in the same period of 1996. Interest incurred was $25.6 million and $24.7 million for the first nine months of 1997 and 1996, respectively.

AMORTIZATION OF DEFERRED FINANCING COSTS was comparable in the first nine months of 1997 and 1996.

DEPRECIATION AND AMORTIZATION EXPENSE increased to $21.7 million in the first nine months of 1997, up from $20.3 million in the first nine months of 1996. This increase reflects the completion and delivery of newly developed rental units from the Company's lease-up properties and an acquisition.

GENERAL AND ADMINISTRATIVE EXPENSE of $4.8 million was comparable to the same nine month period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that cash provided by operations will be adequate to meet both operating requirements and payment of distributions by the Company in accordance with REIT requirements in both the short and long term.

LIQUIDITY: The Company expects to meet its long-term liquidity requirements, such as construction, scheduled debt maturities and potential future property acquisitions, through the issuance or refinancing of long-term debt, borrowings from financial institutions, or the issuance of additional equity securities of the Company and/or partnership units. On June 27, 1997, the Operating Partnership renewed its $250 million unsecured credit facility for a three-year term. The new credit facility currently bears interest at LIBOR plus 0.70% or prime. The credit facility provides for the borrowing interest rates to be adjusted up or down reflecting the credit ratings on the Operating Partnership's senior unsecured long-term indebtedness. Availability under the credit facility was $115 million at September 30, 1997.

ADDITIONAL EQUITY: On February 20, 1997 the Company sold, in a public offering,
1.15 million shares of common stock at $27.50 per share. Concurrently, The Irvine Company, pursuant to its rights under the Operating Partnership Agreement, purchased 1.39 million additional limited partnership units at $26.06 per unit (which is equal to the public offering price of the common stock less an amount equivalent to the underwriting discount) which are exchangeable for common stock on a one for one basis, subject to adjustment and certain limitations. The proceeds from the two transactions totaled $66 million and were used to repay all then outstanding indebtedness under the revolving line of credit, and for general corporate purposes, including development of new apartment communities.

SHELF REGISTRATION STATEMENTS: On May 14, 1997 the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and debt securities. The Company plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Concurrently, the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. The Operating Partnership plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. On October 1, 1997 the Operating Partnership issued $100 million aggregate principal amount of 7.0% unsecured notes due 2007 (see Note 3). Net proceeds of $98.3 million were used to repay indebtedness under the Operating Partnership's revolving credit facility that had been incurred to finance The Villas of Renaissance acquisition (see Note 6).

DEBT: The Company's conventional and tax-exempt mortgage debt bears interest at fixed interest rates, or variable rates that have been effectively fixed through interest rate swap agreements. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of the Company's December 1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity. A buy-down agreement relating to $35.8 million of conventional debt expired in September 1997, and as a result, the interest rate on that loan increased from 5.82% to 8.30%. The weighted average effective interest rate on the Company's debt, including the non-cash charges of amortization of deferred financing costs, was 6.44% at September 30, 1997. The Company uses interest rate swap agreements to effectively convert its floating rate tax-exempt mortgage bond financings to a fixed-rate basis, thus reducing the impact of fluctuations in interest rates on future income.

DEBT STRUCTURE AT SEPTEMBER 30, 1997

                                                                Debt        Weighted Average
(dollars in millions)                                        Balance           Interest Rate
--------------------------------------------------------------------------------------------
Fixed rate debt
Conventional mortgage financings                              $132.9                   6.45%
Mortgage notes payable to The Irvine Company                    50.6                   5.75%
Tax-exempt mortgage bond financings                            326.6                   5.94%
Tax-exempt assessment district debt                              5.6                   6.27%
--------------------------------------------------------------------------------------------
   Total fixed rate debt                                       515.7                   6.06%
--------------------------------------------------------------------------------------------
Variable rate debt
   Revolver line of credit                                     135.0                   6.42%
   Tax-exempt assessment district debt                          16.1                   3.53%
--------------------------------------------------------------------------------------------
   Total variable rate debt                                    151.1                   6.11%
============================================================================================
   Total debt                                                 $666.8                   6.07%
============================================================================================


DEFERRED FINANCING COSTS

                                                        Balance at         Weighted Average
(dollars in millions)                             September 30, 1997         Remaining Term
-------------------------------------------------------------------------------------------
Interest rate buy-downs on
  conventional mortgage financings                            $8.6                  9.0 yrs
Loan origination costs and other                              10.1                 24.9 yrs
-------------------------------------------------------------------------------------------
Total                                                        $18.7                 17.6 yrs
============================================================================================



OPERATING ACTIVITIES: Cash flow provided by operating activities was $69.4 million and $55.7 million in the first nine months of 1997 and 1996, respectively. Cash provided by operating activities increased in 1997 primarily due to higher revenues from newly developed and acquired apartment units, as well as an increase in revenues within the Company's stabilized portfolio achieved through higher rental rates.

INVESTING ACTIVITIES: Cash flow used in investing activities was $205.8 million and $44.2 million in the first nine months of 1997 and 1996, respectively. This increase resulted from increased development activity in the first nine months of 1997 (see Capital Expenditures below), and the acquisition of The Villas of Renaissance (see Note 6).

FINANCING ACTIVITIES: Cash flow provided by (used in) financing activities was $135.5 million and ($8.4) million in the first nine months of 1997 and 1996, respectively. The Company and the Operating Partnership received $66 million from the issuance of common stock and partnership units in the first quarter of 1997. These proceeds were used to pay down borrowings from the line of credit. In June 1997, the Operating Partnership borrowed $118 million under the revolving credit facility to fund the acquisition of The Villas of Renaissance. Additionally, the Company paid $47.5 million in distributions in the first nine months of 1997 compared to $41.3 million in the first nine months of 1996.

CAPITAL EXPENDITURES

CAPITAL EXPENDITURES ON NEW DEVELOPMENT: The Company's major cash requirements in the next twelve months are expected to be for the construction of new apartment communities and possibly for acquisitions of apartment communities. Currently, the Company has four apartment communities under development (The Colony, Santa Rosa II, Rancho Santa Fe and The Hamptons) that will require total expenditures of approximately $162.1 million, of which $102.3 million had been incurred at September 30, 1997. Funding for these developments is expected to come from the Operating Partnership's $250 million unsecured revolving credit facility. In addition, the Company or the Operating Partnership may issue other debt or equity securities as discussed in the Liquidity section.

CONSTRUCTION INFORMATION

                                                                                                         Estimated             Total
                                                                                      Commencement         Initial         Estimated
                                                                      Commencement      of Leasing      Stabilized             Costs
Apartment Community                      Village, City    Units    of Construction        Activity       Occupancy      (in million)
------------------------------------------------------------------------------------------------------------------------------------
The Colony               Newport Center, Newport Beach      245              7/96           4Q '97          1Q '99          $   44.0
Santa Rosa II                      Westpark II, Irvine      207             12/96           4Q '97          3Q '98              27.2
Rancho Santa Fe                   Tustin Ranch, Tustin      316              2/97           4Q '97          1Q '99              39.0
The Hamptons                                 Cupertino      342              5/97           2Q '98          1Q '99              51.9
------------------------------------------------------------------------------------------------------------------------------------
   Total                                                  1,110                                                             $  162.1
====================================================================================================================================


The timing of future commencement of construction and initial stabilized occupancy and estimated costs of apartment communities that are in development are only estimates. Actual results will depend on numerous factors, many of which are beyond the control of the Company. These include the extent and timing of economic growth in the Company's rental markets; future trends in the pricing of construction materials and labor; entitlement decisions by local government authorities; weather patterns; changes in interest rate levels; and other changes in capital markets. No assurance can be given that the timing, or estimates set forth in the foregoing table will not vary substantially from actual results.

CAPITAL REPLACEMENTS ON STABILIZED PROPERTIES: Expenditures for capital replacements totaled $3.2 million and $2.9 million in the first nine months of 1997 and 1996, respectively. Average capital replacements per unit for communities owned and stabilized more than two years increased to $275 from $254 in the first nine months of 1997 and 1996, respectively, due to the nature and timing of scheduled capital programs. Expenditures for capital replacements in 1997 are expected to be similar to 1996 levels. The Company has a policy of capitalizing expenditures related to asset acquisitions, costs which increase the value of an existing asset, or costs which substantially extend an existing asset's useful life. Capital replacements for communities owned and stabilized more than two years were as follows:

                                                        Nine Months Ended September 30, 1997
(in thousands, except per unit amounts)                      Total              Per unit
--------------------------------------------------------------------------------------------
Carpet replacements                                         $1,188                  $105
Exterior painting, siding and stucco                           669                    59
Upgrades, renovations and major building items                 466                    41
Appliances, water heaters and air conditioning                 170                    15
Roofing, concrete and pavement                                 270                    24
Equipment and other                                            357                    31
--------------------------------------------------------------------------------------------
    Total                                                   $3,120                  $275
============================================================================================

The Company also plans to incur approximately $5.2 million in capital expenditures over the next two years at one of its existing apartment communities, Promontory Point. Management believes that these capital expenditures will generate additional revenue by enhancing the community's appeal within the luxury segment of the marketplace. In addition, the Company plans to incur approximately $5.0 million in capital expenditures, of which $0.4 million had been incurred through September 30, 1997 at The Villas of Renaissance which was acquired on June 30, 1997 (see Note 6). The Company believes these capital expenditures will generate additional revenue by enhancing the community's appeal within the luxury segment of the marketplace. A more detailed description of the capital expenditures planned at The Villas of Renaissance is included in the Company's and the Operating Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 1997, as amended on July 23, 1997. Funding for these expenditures is expected to come from the Operating Partnership's revolving credit facility.

IRVINE RANCH MASTER PLAN

The Irvine Company is a real estate investment and community development firm engaged in the long-term development of the Irvine Ranch. The urbanization of the Irvine Ranch began in the 1960s with the adoption of a comprehensive Master Plan for future community development which originally constituted a large map of the Irvine Ranch and a series of supporting maps detailing land uses. Subsequently, The Irvine Company worked closely with the various local jurisdictions which govern the Irvine Ranch to adopt general plans for the future development of their jurisdictions. The Irvine Company's overall Master Plan was refined to accord with the approved general plans and the residential, commercial, industrial, environmental and aesthetic balance desired by each jurisdiction. As a result, today the Master Plan is a compilation of the various interlocking general plans described above. The Irvine Company continuously engages in planning activities and the Master Plan refinement process is ongoing. The Irvine Company works closely with local government representatives, community residents, the Company and other civic and environmental groups to obtain the necessary local support and entitlement for its developments. The goal of the Master Plan was and remains to create innovative urban and suburban environments through the well-planned, coordinated development of residential communities and employment centers (which include major business and retail centers, and research and development and industrial parks) as well as civic, cultural, recreational, educational and other supportive facilities, all with an emphasis on improving the quality of life and achieving long-term balanced regional economic growth.

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

CALCULATION OF FFO

                                                                     Nine Months Ended                Three Months Ended
                                                                       September 30,                     September 30,
(in thousands, unaudited)                                          1997             1996             1997             1996
--------------------------------------------------------------------------------------------------------------------------
Net income                                                      $19,399          $13,148          $ 6,479          $ 5,043
Add:
   Depreciation and amortization of real estate assets           21,525           20,240            7,903            6,745
   Minority interest in income                                   23,556           15,757            7,867            6,018
--------------------------------------------------------------------------------------------------------------------------
Funds from operations                                           $64,480          $49,145          $22,249          $17,806
==========================================================================================================================
Weighted average equivalent number of shares
   outstanding assuming conversion of
   Operating Partnership units (see Note 4)                      43,350           38,410           43,920           40,415
==========================================================================================================================


SUPPLEMENTAL INFORMATION

The following section provides supplemental operating information. The information is unaudited and is provided as a supplement to the accompanying financial statements and management's discussion and analysis. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Operating Partnership's Registration Statement on Form 10. Operating results for the three or nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

                       Irvine Apartment Communities, Inc.

                       Irvine Apartment Communities, L.P.


                             SELECTED OPERATING DATA


                                                       Nine Months Ended September 30,    Three Months Ended September 30,
(unaudited)                                                  1997      1996   Variance             1997     1996  Variance
---------------------------------------------------------------------------------------------------------------------------
UNIT DATA
---------------------------------------------------------------------------------------------------------------------------
Average rentable units during the period                   14,250    13,288        962           14,991   13,512     1,479
Rentable units at the end of the period                    14,991    13,541      1,450           14,991   13,541     1,450
---------------------------------------------------------------------------------------------------------------------------
COMMUNITIES STABILIZED MORE THAN TWO YEARS(a)
---------------------------------------------------------------------------------------------------------------------------
Average physical occupancy                                   94.5%     94.8%      (0.3)%           93.6%    95.0%     (1.4)%
Average economic occupancy(b)                                92.8%     93.9%      (1.1)%           91.6%    93.5%     (1.9)%
Average monthly gross scheduled rent per unit(c)           $1,068    $1,007        $61           $1,090   $1,019       $71
Average monthly rental income per occupied unit            $1,057    $1,003        $54           $1,079   $1,009       $70
---------------------------------------------------------------------------------------------------------------------------
COMMUNITIES STABILIZED LESS THAN TWO YEARS(d)
---------------------------------------------------------------------------------------------------------------------------

Average physical occupancy                                   94.5%     74.8%                       94.8%    90.5%
Average economic occupancy(b)                                93.0%     71.5%                       93.5%    87.3%
Average monthly gross scheduled rent per unit              $1,248    $1,191                      $1,269   $1,198
Average monthly rental income per occupied unit            $1,242    $1,144                      $1,271   $1,163
---------------------------------------------------------------------------------------------------------------------------
LEASE-UP AND NEWLY ACQUIRED COMMUNITIES(e)
---------------------------------------------------------------------------------------------------------------------------
Operating revenues (rental income and other income) -
  in thousands                                              8,042                                $5,453
Units acquired in the period                                  923                                     0
Units delivered in the period                                 412                                     0
Cumulative units delivered at the end of the period           527                                   527
Units occupied at the end of the period                       514                                   514
Average units occupied during the period                      344                                   505
-------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA (IRVINE APARTMENT COMMUNITIES, INC.)
-------------------------------------------------------------------------------------------------------------------------
Dividends paid per share                                   $1.105    $1.075                      $0.375   $0.365
Funds from operations (FFO) payout ratio                     74.2%     84.0%                       73.5%    83.0%
-------------------------------------------------------------------------------------------------------------------------


Footnotes:

(a) Financial results are for 43 properties totaling 11,334 units for comparable periods of 1997 and 1996.
(b)   Rental income divided by rental income plus vacant units at market rent.
(c)   Rental income plus vacant units at market rent.
(d) Financial results are for five properties totaling 2,207 units that achieved stabilized occupancy during 1996.
(e) Financial results are for two properties that were in the lease-up phase in 1997 and the 923-unit Villas of Renaissance apartment community purchased on June 30, 1997.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.


PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

        Not applicable.

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS.

        During the third quarter of 1997 the Operating Partnership sold to affiliates of The Irvine Company the following units of limited partnership interest ("L.P. units") in the Operating Partnership pursuant to Section 4(2) of the Securities Act of 1933:

                An aggregate of 7,317 L.P. units were sold in August 1997 for $206,025 in cash at prices ranging from $28.08 to $28.66 per L.P. unit, in connection with The Irvine Company's exercise of its proportional purchase rights under the Amended and Restated Agreement of Limited Partnership of the Operating Partnership with respect to sales of the Company's common stock pursuant to its Dividend Reinvestment and Additional Cash Investment Plan.

        Each of the foregoing L.P. units is exchangeable for common stock of the Company on a one-for-one basis, subject to adjustment and certain limitations set forth in the Amended and Restated Agreement of Limited Partnership of the Operating Partnership.

                In addition, in August 1997 the Company sold to The Irvine Company pursuant to Section 4(2) of the Securities Act of 1933, 858 shares of Common Stock for $24,185 in cash at prices ranging from $28.08 to $28.66 in connection with The Irvine Company's exercise of its proportional purchase rights under the Miscellaneous Rights Agreement with respect to sales of the Company's Common Stock pursuant to the Dividend Reinvestment and Additional Cash Investment Plan.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

        The following occurred during the second quarter of 1997:

        On April 25, 1997 at the Annual Meeting of Shareholders, two directors were re-elected to the Board of Directors for a three-year term to expire at the 2000 Annual Meeting of Shareholders and one director was re-elected to the Board of Directors for a one-year term to expire at the 1998 Annual Meeting of Shareholders.

                                         Total Vote For     Total Vote Withheld
                                         Each Director      From Each Director
                                         -------------      ------------------

                Michael D. McKee          18,351,271               98,737
                Jack W. Peltason          18,352,201               97,807
                William H. McFarland      18,350,021               99,987

        Also at the 1997 Annual Meeting of Shareholders, shareholders approved the issuance of up to an aggregate of 3,950,000 shares of the Company's common stock or Operating Partnership units in Irvine Apartment Communities, L.P. that are exchangeable for Common Stock to The Irvine Company in consideration for the purchase of land sites for future apartment community development. In addition, shareholders approved the right of The Irvine Company to exchange 405,456 Operating Partnership units in Irvine Apartment Communities, L.P. issued over the past two years in connection with three land transactions under the Land Rights Agreement for shares of Common Stock of the Company.

ITEM 5.         OTHER INFORMATION.

             Not applicable.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits:

        Exhibit No. 3.1.8:  Amendment No. 8 to the Operating Partnership
                            Agreement

        Exhibit No. 10.4.1: Amendment No. 1 to the Miscellaneous Rights
                            Agreement

        Exhibit No. 10.6.4: Amendment No. 4 to the Exclusive Land Rights and
                            Non-Competition Agreement

        Exhibit No. 27.1:   Financial Data Schedule for Irvine Apartment
                            Communities, Inc. (only included in
                            electronically-filed document)

        Exhibit No. 27.2:   Financial Data Schedule for Irvine Apartment
                            Communities, L.P. (only included in
                            electronically-filed document)

        (b) During the third quarter of 1997, the Company and the Operating Partnership filed the following Current Reports on Form 8-K:

                1. On July 15, 1997, the Company and the Operating Partnership filed a Current Report on Form 8-K relating to the announcement of the Villas of Renaissance Acquisition.

                2. On July 16, 1997, the Company and the Operating Partnership filed a Current Report on Form 8-K relating to the appointment of William H. McFarland as the Company's President and Chief Executive Officer.

                3. On July 23, 1997, the Company and the Operating Partnership filed a Current Report on Form 8-K/A relating to the Villas of Renaissance Acquisition and which included historical financial statements relating to the Villas of Renaissance and pro forma financial statements relating to the Company and the Operating Partnership.

                4. On August 6, 1997, the Operating Partnership filed a Current Report on Form 8-K to file the Purchase and Sale Agreement and Joint Escrow Instructions relating to the Villas of Renaissance Acquisition.

                5. On October 1, 1997, the Operating Partnership filed a Current Report on Form 8-K to file the Underwriting Agreement and the Indenture relating to its offering of its 7% Notes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                   IRVINE APARTMENT COMMUNITIES, INC.



Date: November 3, 1997             By: /s/ James E. Mead
                                       ---------------------------------------
                                       James E. Mead
                                       Senior Vice President,
                                       Chief Financial Officer and Secretary


                                   By: /s/ Shawn Howie
                                       ---------------------------------------
                                       Shawn Howie
                                       Vice President, Corporate Finance
                                       and Controller
                                       (Principal Accounting Officer)





                                   IRVINE APARTMENT COMMUNITIES, L.P.

                                   By: Irvine Apartment Communities, Inc.,
                                       its sole general partner


Date: November 3, 1997             By: /s/ James E. Mead
                                       ---------------------------------------
                                       James E. Mead
                                       Senior Vice President,
                                       Chief Financial Officer and Secretary


                                   By: /s/ Shawn Howie
                                       ---------------------------------------
                                       Shawn Howie
                                       Vice President, Corporate Finance and
                                       Controller (Principal Accounting Officer)