Form 10-K
period 1997-12-31
IRVINE APARTMENT COMMUNITIES INC; IRVINE APARTMENT COMMUNITIES L P
filed 1998-03-31
CIK 912084, 1038358

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the fiscal year ended December 31, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

    For the transition period from                    to                  .
                                   ------------------    -----------------

    Commission File Number: 1-12478 (Irvine Apartment Communities, Inc.)
                            0-22569 (Irvine Apartment Communities, L.P.)

                       IRVINE APARTMENT COMMUNITIES, INC.
                       IRVINE APARTMENT COMMUNITIES, L.P.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Maryland                                        33-0698698
         Delaware                                        33-0587829
 ------------------------                ---------------------------------------
 (State of Incorporation)                (I.R.S. Employer Identification Number)

      550 Newport Center Drive, Suite 300, Newport Beach, California 92660
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

       Registrants' telephone number, including area code: (714) 720-5500
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

               Title of                              Name of each exchange
              each class                              on which registered:
--------------------------------------           ------------------------------
Common Stock, par value $.01 per share           New York Stock Exchange, Inc.;
 (Irvine Apartment Communities, Inc.)               Pacific Exchange, Inc.


Number of shares of common stock outstanding as of December 31, 1997: 19,901,134
                                                                      ----------

Securities registered pursuant to Section 12(g) of the Act:

              Title of each class:
      -------------------------------------
      Units of General Partnership Interest
      (Irvine Apartment Communities, L.P.)

Number of units outstanding as of December 31, 1997: 19,901,134
                                                     ----------

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time as required), and
(2) has been subject to such filing requirements for the past 90 days:

                 Irvine Apartment Communities, Inc. Yes  X  No
                                                        ---    ---
                 Irvine Apartment Communities, L.P. Yes  X  No
                                                        ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1998 was $603,535,000 assuming that all officers and directors of the Company are affiliates.

Documents incorporated by reference:

   Portions of the annual report to shareholders of Irvine Apartment Communities, Inc. for the year ended December 31, 1997 are incorporated by reference into Parts I and II of this Form 10-K.

   Portions of the proxy statement for the Irvine Apartment Communities, Inc.'s annual shareholders' meeting to be held May 7, 1998 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

ORGANIZATION AND GENERAL BUSINESS DESCRIPTION

         Irvine Apartment Communities, Inc. ("IAC"), a Maryland corporation, operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. At December 31, 1997, IAC had a 44.4% general partnership interest in and was the sole managing general partner of Irvine Apartment Communities, L.P. (the "Operating Partnership") which began operations as of December 8, 1993, the date of IAC's initial public offering of common stock (the "Initial Public Offering"). At December 31, 1997, The Irvine Company and certain of its affiliates had a 55.4% limited partnership interest in the Operating Partnership. As used herein, unless the context otherwise requires, the term "Company" includes Irvine Apartment Communities, Inc. and Irvine Apartment Communities, L.P.

         IAC is a self-administered equity REIT engaged in the operation and development of apartment communities in Orange County, California and, since January 1997, in Northern California's Silicon Valley and in northern coastal markets of San Diego County. The Company's intent is to create new market positions in California which possess rental demographic and economic growth prospects similar to those on the Irvine Ranch. As of December 31, 1997, the Operating Partnership owned and operated 59 properties (the "Properties") containing 15,136 operating apartment units and had 2,112 units under construction or development. Until July 2020, the Company has the exclusive right, but not the obligation, to acquire land from The Irvine Company for development of additional apartment communities on the Irvine Ranch.

         IAC Capital Trust, a Delaware business trust (the "Trust") was formed on October 31, 1997. The Trust is a limited purpose financing vehicle established by the Company. The Trust exists for the sole purpose of issuing its preferred securities and investing the proceeds thereof in Preferred Limited Partner Units of the Operating Partnership. In January 1998, the Trust issued
6.0 million of 8 1/4% Series A Preferred Securities for gross proceeds of $150 million.

         In March 1998, the Operating Partnership and Western National Property Management entered into a strategic alliance that, in April 1998, will assume all property management responsibilities for the Operating Partnership's current Southern California portfolio. The new entity, Irvine Apartment Management Company, will be owned 51% by the Operating Partnership and 49% by Western National Property Management. The Company believes that this strategic alliance will create greater efficiencies and enhance service to customers.

         The address of the Company is 550 Newport Center Drive, Suite 300, Newport Beach, California 92660. Its telephone number is (714) 720-5500.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company operates in one business segment, that of owning, operating and developing apartment communities in Orange County, California and, since January 1997, in Northern California's Silicon Valley and in northern coastal markets of San Diego County. See the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for financial information about the industry segment.

DESCRIPTION OF BUSINESS

         As of December 31, 1997, the Operating Partnership owned and operated 51 properties containing 14,991 units that were fully stabilized (the "Stabilized Communities"). Upon completion of the units under construction or development (the "Communities Under Development"), the Operating Partnership will own a total of 17,248 units, representing an increase in units of approximately 52% since the Initial Public Offering. Through July 2020, the Company holds the exclusive right, but not the obligation, to acquire land from The Irvine Company, the owner and developer of the Irvine Ranch since 1864, for development of additional apartment communities on the Irvine Ranch.

         The Irvine Ranch is located in central Orange County, California, between San Diego and Los Angeles. The western boundary of the Irvine Ranch borders approximately six miles of the Pacific Ocean. Today, the portion of the Irvine Ranch which is still owned by The Irvine Company covers approximately 90 square miles and includes more than 50,000 undeveloped acres. The developed portion of the Irvine Ranch, which includes significant parts of the cities of Irvine, Newport Beach and Tustin, is one of the largest urban master-planned communities in the United States. The Irvine Ranch has been developed over the past 30 years in accordance with an original master plan (the "Master Plan") which, over time, has been refined to accord with locally approved general plans. The Irvine Ranch is one of the major commercial, retail and residential centers in Southern California.

         In 1997, the Company commenced operations in Northern California's Silicon Valley and the northern coastal markets of San Diego County. The Company's intent is to create new market positions in California which possess rental demographics and economic growth prospects similar to those on the Irvine Ranch. See "Business Strategy - Off-Ranch Expansion."

         For the year ended December 31, 1997, the average physical occupancy (number of units occupied divided by the total number of units) of the Stabilized Communities was 94.5% and the average monthly rent per unit was $1,116. The Communities Under Development will include a total of 2,257 apartment units and have an aggregate estimated cost of approximately $310.4 million. As of December 31, 1997, 145 units were completed with 92 units occupied and generating rental revenue in Communities Under Development.

         The information set forth or incorporated by reference in this Form 10-K relating to the expansion program, the timing of future commencement and completion of construction, the commencement of leasing activity and initial stabilized occupancy and estimated costs of apartment communities that are in development are only estimates. Actual results will depend on numerous factors, many of which are beyond the control of the Company. These include the extent and timing of economic growth in the Company's rental markets; future trends in the pricing of construction materials and labor; entitlement decisions by local government authorities; changes in interest rate levels; and other changes in capital markets. No assurance can be given that the timing or estimates will not vary substantially from actual results.

BUSINESS STRATEGY

Operating Strategies

o Provide an exceptional living environment for residents. The Properties are developed and maintained to appeal to the highly educated, relatively affluent base of renters. As a result of the region's closely managed master-planning process, the Properties are and will be situated amid parks and other open space, and in close proximity to employment centers, schools, retail centers, and recreational facilities. They provide numerous amenities, are well maintained and offer a high standard of customer service.

o Enhance efficiency of operations. The Company has historically subcontracted on-site staffing, personnel management and accounting functions to three independent property management firms. In March 1998, the Operating Partnership and Western National Property Management ("WNPM"), the property management firm that manages over 50% of the current portfolio, entered into a strategic alliance that, in April 1998, will assume all property management responsibilities for the Operating Partnership's Southern California portfolio. The new entity, Irvine Apartment Management Company ("IAMC"), is owned 51% by the Operating Partnership and 49% by WNPM. The Company believes that the new strategic alliance by centralizing all property management functions into one entity will provide greater efficiencies, over time reduce property management fees and property management costs, improve training of on-site employees and enhance service to customers. WNPM will be the managing member of IAMC, responsible for its day to day operations, but the Company, through its control of a majority of the board of directors of IAMC, will have significant control over IAMC including approval of business plans and budgets, compensation, and the employment of the executive officers of IAMC. In addition, the Company will pay IAMC a property management fee which will be adjusted to reflect the actual operating performance of the Properties, thereby more closely aligning the interests of IAMC and the Company. The Company also granted 100,000 options to certain executives of WNPM in order to better align their interests with the Company. Commencing in April 2001, the Company will also have the right, but not the obligation, to purchase WNPM's interest in IAMC at a nominal cost.

o Capitalize on strong brand identity with enhanced marketing and merchandising programs. The Company has enhanced certain of its marketing programs to broaden its brand name recognition in order to attract new residents into its portfolio and broaden the existing resident base. The Company's marketing programs include: a website and a single source 800 telephone number to provide information on the Properties; rental information centers within major shopping center and the University of California at Irvine; and a targeted advertising campaign promoting the Company's portfolio and its quality of life characteristics.

Development Strategies

o Develop new communities to complement and expand the Company's existing rental market base. The broad employment and renter base on the Irvine Ranch requires development of a variety of apartment property types and amenity levels, including projects designed for the family, luxury and senior markets, and the area's large population of young professionals. The Company's development program through market segmentation, identifies target markets and, supported by consumer research and focus group studies, market segmentation decisions are made at the earliest planning stages, when new residential villages for the Irvine Ranch are conceived and the villages' largest and most important amenities are selected. Location of schools, recreational facilities, retail centers, open space and views are all important considerations. Individual development decisions including site location, product design, amenities and marketing programs - are also geared to appeal to the needs and desires of the target rental market.

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

"Off-Ranch" Expansion

         While the Company's principal focus has been on the development of apartment communities on the Irvine Ranch, in 1997 the Company commenced an "off-Ranch" expansion program. The Company's strategic intent is to create meaningful market positions in some of California's most promising growth centers by developing or acquiring apartment communities in areas that possess rental demographics and economic growth prospects similar to those on the Irvine Ranch.

         Initially, the Company's "off-Ranch" expansion program was centered in Northern California's Silicon Valley and the northern coastal markets of San Diego County. As a first step, the Company acquired the assets, including options to purchase three development sites located in the Silicon Valley, of Thompson Residential Company, Inc. ("TRC"). In addition, the three senior real estate executives of TRC joined the Company with primary responsibility for the Company's off-Ranch expansion program. The Company has exercised one of the options and has commenced construction of a 342-unit apartment community on the site. In addition, in October 1997 the Board of Directors of the Company authorized the exercise of another of the options, subject to receipt of necessary entitlements. Construction of a 155-unit apartment community on the site is expected to commence in 1998. In June 1997, the Company acquired a 923-unit apartment community (The Villas of Renaissance) located in the La Jolla region of Northern San Diego County for $127 million, and, in the fourth quarter of 1997, the Company purchased two development sites in Northern San Diego County for the development of two apartment communities of approximately 326 units and 232 units, respectively. Subject to receipt of necessary entitlements, construction of apartment communities on these sites is expected to commence in 1998.

         The Company has also entered into agreements giving it the right, but not the obligation, to acquire development sites in Northern California for the development of over 3,000 apartment units. The Company's decision whether to exercise these options is subject to completion of necessary due diligence and the receipt of all necessary entitlements. Accordingly, no assurance can be given that either of these options will be exercised.

Irvine Ranch Master Plan

         The Irvine Company is a real estate investment and community development firm engaged in the long-term development of the Irvine Ranch. The urbanization of the Irvine Ranch began in the 1960s with the adoption of the pioneering comprehensive Master Plan for future community development which originally constituted a large map of the Irvine Ranch and a series of supporting maps detailing land uses. Subsequently, The Irvine Company worked closely with the various local jurisdictions which govern the Irvine Ranch to adopt general plans for the future development of their jurisdictions. The Irvine Company's overall Master Plan was refined to accord with the approved general plans and the residential, commercial, industrial, environmental and aesthetic balance desired by each jurisdiction. As a result, today the Irvine Ranch Master Plan is a compilation of the various interlocking general plans described above. The Irvine Company continuously engages in planning activities and the Master Plan refinement process is ongoing. The Irvine Company works closely with local government representatives, community residents and other civic and environmental groups to obtain the necessary local support and entitlements for its developments. The Irvine Company works closely with local government representatives, community residents, the Company and other civic and environmental groups to obtain the necessary local support and entitlement for its developments. The goal of the Master Plan was and remains to create innovative urban and suburban environments through the well-planned, coordinated development of residential communities and employment centers (which include major business and retail centers, and research and development and industrial parks) as well as civic, cultural, recreational, educational and other supportive facilities, all with an emphasis on improving the quality of life and achieving long-term balanced regional economic growth.

         The success of the Irvine Ranch as a master-planned development is in the large part attributable to the early creation of a broad employment base. The Irvine Company has emphasized the promotion of job creation on the Irvine Ranch and has been involved in creating four major employment centers on the Irvine Ranch, each easily accessible by apartment residents and the surrounding area. The Irvine Company has been the sole developer of the Irvine Spectrum, a 5,000-acre research, technology and employment center which houses more than 2,200 companies and approximately 44,000 employees and includes 25 million square feet of research and development and office space. The Irvine Business Complex, which surrounds the John Wayne airport, houses over 100,000 employees and includes more than 24 million square feet of office and other commercial space and over 14 million square feet of industrial space. Newport Center contains over 4.4 million square feet of office space, a 1.3 million square-foot regional mall (Fashion Island), a tennis club and two country clubs. In addition, The Irvine Company donated land to the University of California at Irvine, a 1,489-acre campus which currently has more than 17,000 students and 6,000 employees. The proximity of the Irvine Ranch Properties to these employment centers makes them attractive residential locations.

Market Segmentation and the Village Concept

         The Irvine Company's land use planning emphasizes market segmentation in order to ensure adequate and appropriate allocation of land uses which support sustained growth for the long term. Through careful planning, design and marketing, The Irvine Company also promotes compatibility and synergy among properties of the same type in order to maximize the likelihood of success of new projects, to preserve and build value for existing projects and to build sustainable long-term market value for homeowners, local merchants and employers. In accordance with the Master Plan, The Irvine Company has created twelve villages which are used as micro-planning areas in an effort to facilitate the desired segmentation of products.

         Each village across the Irvine Ranch has a thematic identity which characterizes the primary features and attributes of the village and helps to identify the target market for the Company's product. For example, Tustin Ranch, in the City of Tustin, is a family-oriented village featuring an 18-hole championship gold course, athletic fields, jogging, hiking and equestrian trails. Along the ocean is the village of Newport Coast, an upscale community featuring ocean views and million-dollar custom built homes. The Village of Westpark, in Irvine, caters to young professionals with growing families and offers the highly renowned public school system and recreational facilities of the City of Irvine.

         Within each village, the Company's target market is further defined. The primary factor which determines the appropriate target for the product is location. For example, the conventional product which is targeted towards young professionals is typically located near major business centers and in close proximity to entertainment, retail establishments and major transportation corridors. The student product, on the other hand, is located within walking distance of a college or university, student-oriented retail centers, and public transportation.

         Finally, the Company specifically designs its products to appeal to a target market. The Company's luxury product is typically in a unique location with ocean and golf course views. The family product offers spacious play areas and tot lots, a children's multi-purpose room with an activities coordinator, individual garages and in-unit washers and dryers.

Exclusive Land Rights Agreement

         The Company and The Irvine Company are parties to the Land Rights Agreement pursuant to which, through July 31, 2020, the Company has the exclusive right, but not the obligation, to acquire all land sites entitled for residential use and designated by The Irvine Company as ready for apartment community development in accordance with The Irvine Company's Master Plan. The determination to exercise an option with respect to a site is made solely by the Independent Directors Committee of the Company's Board of Directors. Under this Agreement, the Operating Partnership has purchased ten apartment community land sites since IAC's Initial Public Offering, seven of which are now Stabilized Communities and three of which are now the Communities Under Development. Under the terms of the Land Rights Agreement, through July 31, 2000, the purchase price for any apartment community sites acquired may be paid with either cash, Common Stock of the Company or common limited partnership interests in the Operating Partnership ("Common L.P. Units"), at the option of the Company. After July 31, 2000, the choice of consideration will revert to The Irvine Company. In no event shall the purchase price for any apartment community land site exceed 95% of the value of such site as determined by independent appraisals. In addition, the purchase price for apartment sites which encompassed the first 1,800 apartment units the Company developed commencing in mid-1995 were set at an amount such that each project's budgeted pro forma unleveraged return on costs for the first 12 months following stabilized occupancy was between 10.0% and 10.5%. Seven land sites for the development of apartment communities which will contain 1,884 units have been purchased under this arrangement. Accordingly, the purchase price for all future land sites will be no greater than 95% of the appraised value. Independent appraisals will be obtained by each of the Company and The Irvine Company for all future sites, prior to the Independent Directors Committee determining whether the Company will exercise its right to purchase a land site. The Irvine Company may not develop, construct, maintain, operate, use, lease or sell land or any improvements thereon, for apartment use, without the express written consent of the Operating Partnership. If the Company elects not to exercise its option for any site, the Company will thereafter have a right of first refusal on the sale of such site to a third party if the terms of such sale are more favorable than those offered to the Company. The determination to exercise an option or the right of first refusal under the Land Rights Agreement with respect to any site will be made solely by a majority of the Independent Directors Committee.

         Pursuant to the Land Rights Agreement, The Irvine Company and its Chairman, Donald Bren, have agreed to conduct their apartment community development and ownership activities on the Irvine Ranch solely through the Company. These restrictions terminate upon the occurrence of certain conditions.

Capital and Financing Strategies

         The Company intends to maintain a conservative ratio of debt to total market capitalization (the market value of issued and outstanding shares of Common Stock of IAC and the limited partnership units of the Operating Partnership plus total debt) of not greater than 60%. As of December 31, 1997, the ratio of debt to total market capitalization was 33%.

         The Company has established a debt policy relative to its total market capitalization, a ratio commonly employed by REITs, rather than to the book value of its assets because the Company believes that the book value of its assets (which to a large extend is the depreciated value of its apartments) does not accurately reflect its ability to borrow and to meet debt service requirements. The market capitalization of the Company, however, is more variable than book value and does not necessarily reflect the fair market value of the underlying assets of the Company. Although the Company will consider factors other than market capitalization in making decisions regarding the incurrence of debt and the issuance of preferred limited partner units by the Operating Partnership (such as the estimated market value of such properties upon refinancing, and the ability of particular properties and the Company as a whole to generate cash flow to cover expected debt services), there can be no assurance that the Company will maintain the ratio of debt to market capitalization (or to any other measure of asset value) described above.

         The Company completed two significant equity and financing transactions in 1997 and one in early 1998. In February 1997, an equity offering was completed along with an investment from The Irvine Company in the Operating Partnership, providing proceeds of $66 million in the aggregate. In October 1997, the Operating Partnership issued $100 million aggregate principal amount of 7% senior unsecured notes. Additionally, in January 1998, the Trust issued
6.0 million of 8 1/4% Series A Preferred Securities. The proceeds of $150 million were used to purchase an equivalent amount of 8 1/4% Series A Preferred Limited Partner Units in the Operating Partnership. The Operating Partnership used the $150 million of proceeds, net of costs and operating expenses, all of which were paid by the Operating Partnership, to repay the outstanding borrowings under the credit facility and to fund development. All of these transactions are more fully discussed in Management Discussion and Analysis included in this Annual Report on Form 10-K.

COMPETITION

         The Properties are located in developed areas. There are numerous other rental apartment properties within and around the market area of each property. The number of competitive rental properties in the area could have a material effect on the Company's ability to rent the apartments at the Properties and the rents charged.

EMPLOYEES

         As of March 15, 1998, the Company had 73 employees. None of the Company's employees are subject to a collective bargaining agreement and the Company has experienced no labor-related work stoppages. The Company considers its relations with its personnel to be good.

TAX STATUS

         IAC has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). IAC generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders. If IAC fails to qualify as a REIT in any taxable year, IAC will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if IAC qualifies for taxation as a REIT, IAC may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

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

         The groundwater underlying portions of the City of Irvine generally contains elevated levels of certain inorganic compounds. In addition, two United States Marine Corps air bases where soil and groundwater contamination have been discovered are located adjacent to the Irvine Ranch. Although the Company believes that contamination at one of these bases is localized, there can be no assurances that it has not migrated onto any of the Irvine Ranch Properties. The other base is listed on the National Priorities List and activities from this base have resulted in groundwater contamination in the vicinity of this base. The Company has knowledge that contamination from this base has migrated into the groundwater underlying some of the Irvine Ranch Properties. The Company believes that most of the groundwater is located at a substantial depth under the land surface. Since the Company believes that the Orange County Water District together with the Department of Defense are currently conducting and will continue to conduct remediation activities at this base and in the area, the Company believes that it will not incur any remediation costs in connection with the groundwater contamination.

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

         The Company has not been notified by any governmental authority of any material noncompliance, liability, or other claim in connection with any of the Properties. In addition, environmental assessments (which involve physical inspections without soil or groundwater analyses and generally without radon testing) were obtained on all Properties in 1993 or later except for two which were obtained more than five years ago. In addition, environmental assessments are performed on all sites under option prior to the Company exercising its option. The Company is not aware of any environmental liability relating to the Properties that it believes would have a material adverse effect on its business, assets or results of operations. Nevertheless, it is possible that the environmental assessments did not reveal all environmental liabilities with respect to the Properties, that environmental liabilities have developed with respect to the Properties since the environmental assessments were prepared or that there are material environmental liabilities of which the Company is unaware with respect to the Properties. Moreover, no assurance can be given that future laws, ordinances or regulations will not impose material environmental liabilities or that the current environmental condition of the Properties will not be affected by residents and occupants of the Properties or by the uses or condition of properties in the vicinity of the Properties, such as leaking underground storage tanks, or by third parties unrelated to the Company.

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

         The Properties and any newly acquired or developed apartment community must comply with Title II of the Americans with Disabilities Act (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requires removal of structural barriers to handicapped access in certain public areas of the Properties where such removal is "readily achievable." The ADA does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as a leasing office, are open to the public. The Company believes that the Properties comply in all material respects with all present requirements under the

ADA and applicable state laws. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants.

         The Fair Housing Act (the "FHA") requires, as part of the Fair Housing Amendments Act of 1988, apartment communities first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the FHA could result in the imposition of fines or an award of damages to private litigants. The Company believes that the Properties that are subject to the FHA are in compliance with such law.

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

         Five of the 31 Stabilized Communities were developed with the assistance of U.S. Department of Housing and Urban Development ("HUD") administered programs which provided mortgage insurance to the project lender. Certain regulatory and other agreements with HUD applicable to such financings
(a) impose resident income restrictions similar to those imposed by the bond financing agreements, and (b) generally require the Company to operate the Properties in accordance with HUD's standards. With respect to one of the properties (i.e., The Parklands), a regulatory agreement additionally (a) limits the distribution of income from the property to 10% of the HUD imputed equity in the property and (b) requires that any income in excess of such 10% limit be deposited into a residual receipts account. Amounts paid into such residual receipts account have historically been used for capital improvements to the property, subject to HUD's consent. At the expiration of the applicable regulatory or other agreement, any amount remaining in such residual receipts account belongs to HUD.

         Under Section 8 of the United States Housing Act of 1937, HUD currently provides rental assistance payments to each of these five HUD properties pursuant to certain Housing Assistance Payments ("HAP") contracts. Under the HAP contracts, so long as the units are rented to residents whose income levels do not exceed specified HUD guidelines, each qualifying resident is required to pay only 30% of their adjusted monthly income as rent and HUD pays the difference between the 30% payment and the unit's market rents as established by HUD. The above-mentioned restrictions and limitations will continue for the remainder of each HAP contract term. Each HAP contract has an initial term of 20 years with four 5-year renewal options exercisable at the owners option. At December 31, 1997, the average remaining term of the HAP contracts was approximately 5 years.

         Each of the resident and income restricted units within the Company's portfolio has been subject to one or more of the foregoing restrictions either since their initial occupancy or as a result of subsequent agreements with the applicable governmental authority or other private or quasi-public interest groups. Accordingly, the effect of these restrictions on rental income from the Properties has been reflected in the historical financial results of the Company.

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

FACTORS RELATING TO REAL ESTATE OPERATIONS AND DEVELOPMENT

         General: Real property investments are subject to varying degrees of risk. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred. If the Properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, the Company's income and ability to service its debt and other obligations and to make distributions to its shareholders/partners will be adversely affected. In addition, the Properties consist primarily of rental apartment communities geographically concentrated in Orange County. Income from and the performance of the Irvine Ranch Properties may therefore be adversely affected by the general economic climate in Orange County, including unemployment rates and local conditions such as the supply of and demand for apartments in the area, the attractiveness of the Irvine Ranch Properties to residents, zoning or other regulatory restrictions, competition from other available apartments and alternative forms of housing, the affordability of single family homes, the ability of the Company to provide adequate maintenance and insurance and the potential of increased operating costs (including real estate taxes). Certain significant expenditures associated with an investment in real estate (such as mortgage and other debt payments, real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in revenue from the investment. In addition, income from properties and real estate values are also affected by a variety of other factors, such as governmental regulations and applicable laws (including real estate, zoning and tax laws), interest rate levels and the availability of financing. The Irvine Ranch Properties in the aggregate historically have generated positive cash flow from operations; however, no assurance can be given that such will be the case in the future.

         In 1997, the Company commenced an "off-Ranch" expansion program through the acquisition of rights to purchase three apartment community development sites located in Northern California's Silicon Valley. The Company commenced construction of a 342-unit apartment community on one of such sites in May 1997 and in October 1997, the Company's Board of Directors authorized, subject to receipt of necessary entitlements, the acquisition of another of the development sites. Construction of an apartment community of approximately 155 units on this site is expected to commence in the first half of 1998. On June 30, 1997, the Operating Partnership acquired an existing 923-unit apartment community located in Northern San Diego County. In addition, in the fourth quarter of 1997, the Company purchased two development sites located in Northern San Diego County for construction of two apartment communities of approximately 326 units and 232 units. Subject to receipt of necessary entitlements, construction of these apartment communities is expected to commence in the first half of 1998. These new Properties represent the Company's first strategic expansion off the Irvine Ranch and the Company may make additional investments in California in the future. The development, construction and operation of rental apartment communities in such new markets may present risks different than or in addition to the risks discussed above related to the Irvine Ranch Properties which are located entirely in Orange County. For jurisdictions off the Irvine Ranch, local jurisdiction approvals with respect to entitlements may impose requirements and conditions different from those applicable to the Irvine Ranch. No assurance can be given that the Company will be successful in pursuing any additional "off-Ranch" expansion or that any "off-Ranch" apartment communities will be successful.

         Equity real estate investments, such as the investments made by the Company in the Properties and any additional properties that may be developed or acquired by the Company, are relatively illiquid. Such illiquidity limits the ability of the Company to vary its portfolio in response to changes in economic or other conditions. In addition, the Internal Revenue Code places limits on the Company's ability to sell properties held for fewer than four years, which may affect the ability of the Company to sell properties without adversely affecting returns to holders of common stock.

         The Properties are subject to all operating risks common to apartment ownership in general. Such risks include: the Company's ability to rent units at the Properties, including the 2,112 units in the Communities Under Development; competition from other apartment communities; excessive building of comparable properties which might adversely affect apartment occupancy or rental rates; increases in operating costs due to inflation and other factors which increases may not necessarily be offset by increased rents; increased affordable housing requirements that might adversely affect rental rates; inability or unwillingness of residents to pay rent increases; and future enactment of rent control laws or other laws regulating apartment housing, including present and possible future laws relating to access by disabled persons. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates. If any of the above occurred, IAC's ability to meet its debt service and other obligations and to make distributions with respect to its common stock and the partnership interests of the Operating Partnership could be adversely affected.

         Real Estate Development and Acquisition: A primary focus of the Company is the development of new apartment communities on sites acquired or that may be acquired in the future, primarily from The Irvine Company, although the Company also plans to develop new rental apartment communities on sites acquired or that may be acquired in the future from third parties. The Company has also acquired, and may continue to acquire, completed communities. The real estate development business involves significant risks in addition to those involved in the ownership and operation of established apartment communities, including the risks that specific project approvals may take more time and resources to obtain than expected, that construction may not be completed on schedule or budget and the properties may not achieve anticipated rent or occupancy levels. In addition, if long-term debt or equity financing is not available on acceptable terms to finance new development or acquisitions undertaken without long-term financing, further development activities or acquisitions might be curtailed or cash available for debt service and other obligations might be adversely affected.

         The development of apartment communities both on and off the Irvine Ranch, requires the investment of funds, sometimes in substantial amounts, prior to the completion of necessary due diligence and/or the receipt of necessary entitlements for the acquisition of a land site or an apartment community. In addition, the Company has entered into agreements giving it the right, but not the obligation, to acquire land sites in Northern California for the development of over 3,000 apartment units, subject to the receipt of necessary entitlements. If such entitlements are not obtained, or if for any reason any projects are abandoned, the associated costs would be expensed. While the Operating Partnership seeks to mitigate such risk and has not written off significant amounts to date, no assurance can be given that it will not be required to do so in the future.

         Insurance: The Company carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits which the Company believes are adequate and appropriate under the circumstances. There are, however, certain types of losses (such as from earthquakes) that are not generally insured because they are either uninsurable or not economically insurable. The Company does not carry earthquake insurance on any of the Properties. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in the property, as well as the anticipated future revenues from the property, and, in the case of debt which is recourse to the Company, would remain obligated for any mortgage debt or other financial obligations related to the property. Any such loss would adversely affect the Company. The Company believes that the Properties are adequately insured. In addition, in light of the California earthquake risk, California building codes since the early 1970's have established construction standards for all newly built and renovated buildings, including apartment buildings, the current and strictest construction standards having been adopted in 1984. Thirty-two of the existing 51 Stabilized Communities (representing approximately 69% of the units in the Communities) have been completed and occupied since January 1, 1985, and the Company believes that all of the Stabilized Communities were constructed, and all of the Communities Under Development are being constructed, in full compliance with the applicable standards existing at the time of construction. While earthquakes have occurred from time to time in California, the Company has not experienced any material losses as a result of earthquakes. No assurance can be given that this will be the case in the future.

EXECUTIVE OFFICERS OF THE COMPANY

         The following sets forth certain information regarding the executive officers of the Company as of March 15, 1998 and other positions held by them over the last five years:

                                                                                      YEARS
       NAME            AGE          PRESENT AND PRIOR POSITIONS HELD (1)          POSITIONS HELD
       ----            ---          --------------------------------              --------------
William H.              58     President and Chief Executive Officer              1997 - Present
McFarland                      Executive Vice President, Land and Residential
                               Development,
                               The Irvine Company                                 1984 - 1997

Richard E. Lamprecht    38     Senior Vice President, President - Irvine          1997 - Present
                               Ranch Division                                     1993 - 1997
                               Vice President, Development                        1989 - 1993
                               Vice President, Development, Irvine Pacific

James E. Mead           38     Senior Vice President, Chief Financial Officer     1996 - Present
                               and Secretary
                               Senior Vice President and Treasurer                1994 - 1996
                               Vice President, Corporate Finance, The Irvine
                               Company                                            1991 - 1994

William W. Thompson     52     Senior Vice President, President - California      1997 - Present
                               Division
                               President, Thompson Residential                    1996 - 1997
                               Partner, Trammell Crow Residential, Northern       1984 - 1995
                               California

Hank Baker              49     Vice President, Marketing                          1996 - Present
                               Owner, Baker Property Advisors                     1992 - 1996
                               Vice President, Northern California, Forest
                               City Properties Corporation                        1986 - 1992

Bruce N. Dorfman        38     Vice President, Development, California            1997 - Present
                               Division
                               Vice President, Development, Thompson              1996 - 1997
                               Residential
                               Vice President, Finance, Trammell Crow             1992 - 1995
                               Residential, Northern California

Shawn Howie             42     Vice President, Corporate Finance and              1997 - Present
                               Controller
                               Vice President and Controller                      1993 - 1997
                               Senior Manager, Ernst & Young                      1986 - 1993

Robert J. Hughes        47     Vice President, Construction, California           1997 - Present
                               Division
                               Vice President, Construction, Thompson             1996 - 1997
                               Residential                                        1994 - 1996
                               Vice President, Construction, Trammell Crow        1987 - 1993
                               Residential
                               Project Manager, Loran Grancorp

David A. McAllister     63     Vice President, Construction, Irvine Ranch         1993 - Present
                               Division
                               Director of Operations, California Pacific         1992 - 1993
                               Homes

Kevin P. Payne          40     Vice President, Development, Irvine Ranch          1997 - Present
                               Division
                               Senior Vice President and Regional Director,
                               West Coast Division, Kaufman and Broad             1997
                               Vice President, Development, Kaufman and Broad     1994 - 1997
                               Vice President, Development, Picerne Associates    1990 - 1994

Scott A. Reinert        39     Vice President, Operations                         1994 - Present
                               Chief Operating Officer, Southeast, GFS            1990 - 1994
                               Northstar

--------------------
(1) The first position held is with the Company. The Irvine Company and California Pacific Homes are affiliates of the Company. Irvine Pacific is the Predecessor to the Company.

ITEM 2.  PROPERTIES

         The Company owns Stabilized Communities containing 14,991 apartment units and had eight Communities Under Development. The Properties are located within the following individual jurisdictions:

                                                        COMMUNITIES
                           STABILIZED COMMUNITIES     UNDER DEVELOPMENT             TOTAL
                           ----------------------  ----------------------   --------------------
                            NUMBER OF NUMBER OF     NUMBER OF   NUMBER OF    NUMBER OF   PERCENT
LOCATION                   PROPERTIES   UNITS      PROPERTIES     UNITS     PROPERTIES  OF TOTAL
--------                   ---------- -----------  ----------   ---------   ----------  --------
ORANGE COUNTY
   Irvine                      36      9,642           3           796          39         60%
   Newport Beach                7      2,060           1           245           8         14%
   Tustin                       6      1,854           1           316           7         13%
   Newport Coast                1        512                                     1          2%
SILICON VALLEY                                         1           342           1          2%
NORTHERN SAN DIEGO COUNTY       1        923           2           558           3          9%
------------------------------------------------------------------------------------------------
         Totals                51       14,991          8         2,257         59        100%
================================================================================================


         The unit mix of the Properties is as follows:


                                 STABILIZED          COMMUNITIES
                                 COMMUNITIES     UNDER DEVELOPMENT     TOTAL UNIT   PERCENT OF
UNIT TYPE                         UNIT COUNT         UNIT COUNT          COUNT      TOTAL UNITS
---------                        -----------     -----------------     ----------   -----------
Studio/Junior                         471                                   471           3%
One Bedroom                         3,961                639              4,600          27%
Two Bedroom                         9,244              1,330             10,574          61%
Three Bedrooms or More              1,315                288              1,603           9%
-----------------------------------------------------------------------------------------------
               Total               14,991              2,257             17,248         100%
===============================================================================================

         Information as to the Company's Properties is included on pages 19 and 37 of IAC's 1997 Annual Report to Shareholders, which is included as part of
Exhibit 13 and is incorporated in this Annual Report on Form 10-K. In addition, the real estate and accumulated depreciation schedule of Irvine Apartment Communities, Inc. is included on pages 19 and 20 of this Annual Report on Form 10-K.

         The Company believes that the Properties are well maintained and have no material deferred maintenance requirements or current need for major renovations. The average age of the Stabilized Communities is approximately 13 years. The oldest of the Stabilized Communities was completed in 1969, and 32 of the 51 Stabilized Communities, totaling 10,323 units or approximately 69% of the Stabilized Communities, have been completed since January 1, 1985. The number of units per Property ranges from 58 units to 923 units, with an average of approximately 294 units.

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

         All of the Stabilized Communities provide, and the Communities Under Development will provide, residents with numerous amenities and include extensive landscaping. More than 86% of the 51 Stabilized Communities contain swimming pools, spas, air conditioning and covered parking. Additional amenities may include a fitness center, recreational room, sauna and tennis courts. Each apartment unit includes a patio, porch or balcony. Many apartment units offer one or more of certain additional features, such as vaulted ceilings, fireplaces, enclosed garages, refrigerators, washers and dryers, and microwave ovens. The Communities Under Development contain almost all of these amenities.

ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor the Properties are currently subject to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

IRVINE APARTMENT COMMUNITIES, INC.

         As of February 17, 1998, there were 777 holders of record of IAC's common stock. IAC believes that there are approximately 11,000 shareholders.

         Information as to IAC's quarterly stock prices is included on the inside back cover of IAC's 1997 Annual Report to Shareholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K.

         Information as to the principal markets on which IAC's common stock is being traded is included on the inside back cover of IAC's 1997 Annual Report to Shareholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K.

         IAC intends to pay regular quarterly distributions. IAC's historical quarterly distribution payments are included on the inside back cover of IAC's 1997 Annual Report to Shareholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K.

IRVINE APARTMENT COMMUNITIES, L.P.

         There is no established public trading market for the Operating Partnership's Common L.P. Units. As of February 17, 1998, there were three holders of Common L.P. Units.

         The Operating Partnership intends to pay regular quarterly dividends. The following table sets forth the quarterly distributions paid by the Operating Partnership to holders of its Common L.P. Units.

                                                      DISTRIBUTIONS PER
               PAYABLE DATE                           COMMON L.P. UNIT
               ------------                           -----------------
               February 29, 1996                          $ 0.355
               May 31, 1996                                 0.355
               August 30, 1996                              0.365
               November 27, 1996                            0.365
               February 28, 1997                            0.365
               May 30, 1997                                 0.365
               August 29, 1997                              0.375
               November 26, 1997                            0.375

         The return of capital portion of these distributions was 18% and 9% in 1996 and 1997, respectively.

         During the fourth quarter of 1997 the Operating Partnership sold the following units of limited partnership interest in the Operating Partnership pursuant to Section 4(2) of the Securities Act of 1933:

   1. An aggregate of 7,259 Common L.P. Units were sold in November 1997 for $221,720 in cash at prices ranging from $31.00 to $31.125 per Common L.P. Unit, in connection with The Irvine Company's exercise of its proportional purchase rights with respect to sales of IAC's common stock pursuant to its Dividend Reinvestment and Additional Cash Investment Plan.

   2. 179,433 Common L.P. Units were issued to The Irvine Company on October 21, 1997 as payment for a land site acquired for $5.7 million. The number of Common L.P. Units issued was equal to the purchase price divided by the average of the closing prices of IAC's common stock for the 10 trading days immediately preceding the closing date of the acquisition.

   3. 305,707 Common L.P. Units were issued to an affiliate of The Irvine Company on December 1, 1997 as payment for a land site acquired for $9.5 million. The number of Common L.P. Units issued was equal to the purchase price divided by the average of the closing prices of IAC's common stock for the 10 trading days immediately preceding the closing date of the acquisition.

   4. 332,060 Common L.P. Units were issued to The Irvine Company on December 16, 1997 as payment for a land site acquired for $10.3 million. The number of Common L.P. Units issued was equal to the purchase price divided by the average of the closing prices of IAC's common stock for the 10 trading days immediately preceding the closing date of the acquisition.

         With the exception of 106,696 Common L.P. Units issued to an affiliate of The Irvine Company, each of the foregoing Common L.P. Units is exchangeable for common stock of IAC on a one-for-one basis, subject to adjustment and certain limitations as set forth in the Amended and Restated Agreement of Limited Partnership of the Operating Partnership. The 106,696 Common L.P. Units are not exchangeable for common stock absent approval of the shareholders of IAC.

ITEM 6.  SELECTED FINANCIAL DATA

IRVINE APARTMENT COMMUNITIES, INC.

         The Selected Financial Information of Irvine Apartment Communities, Inc. and Predecessor for the five-year period ended December 31, 1997 is included on page 13 in IAC's 1997 Annual Report to Shareholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K. It should be read in conjunction with the consolidated financial statements included on pages 21 through 36 in IAC's 1997 Annual Report to Shareholders which are also included as part of Exhibit 13 and incorporated in this Annual Report on Form 10-K and the financial statement schedule below in
Item 14 of this Annual Report on Form 10-K.

IRVINE APARTMENT COMMUNITIES, L.P.

SELECTED FINANCIAL INFORMATION(1)


-----------------------------------------------------------------------------------------------

                                                        Years Ended December 31,

(in thousands, except percentages, per          1997      1996      1995      1994       1993
unit and property information)
-----------------------------------------------------------------------------------------------
SELECTED OPERATING INFORMATION

Total revenues                             $ 186,945  $158,698  $136,168   $130,236   $124,820

Income (loss) before extraordinary item    $  58,583  $ 41,192  $ 25,056   $12,279    $  (387)

Net income                                 $  58,583  $ 41,192  $  1,629   $12,279    $(12,874)

Basic earnings per unit                    $    1.34  $   1.06  $   0.05   $   0.41   $   0.01

Diluted earnings per unit                  $    1.34  $   1.05  $   0.05   $   0.41   $   0.01

Cash distributions per unit                $    1.48  $   1.44  $   1.39   $   1.11

Apartment units (at end of period)            15,136    13,656    12,776     11,358     11,334
-----------------------------------------------------------------------------------------------

SELECTED STABILIZED
PROPERTY INFORMATION(2)

Total properties (at end of period)              51         48        43        43         42

Average units                                14,452     12,139    11,334    11,334     10,799

Average physical occupancy                     94.5%      94.9%     94.6%     95.6%      96.3%

Average monthly rent per unit(3)           $  1,116   $  1,025  $    996   $   981    $   963
-----------------------------------------------------------------------------------------------

SELECTED BALANCE SHEET INFORMATION
AT DECEMBER 31,

Total assets                              $1,163,677  $900,998  $853,230   $757,240   $740,120

Total long-term debt                      $  704,063  $553,064  $563,286   $540,689   $513,943

Partners' capital                         $  421,227  $320,344  $264,566   $191,049   $212,344
===============================================================================================

1 The selected financial information includes historical data of the Operating
  Partnership and, prior to December 8, 1993, the date of IAC's initial public offering, the Company's Predecessor. See Note 1 to Consolidated Financial Statements.

2 A property is considered stabilized at the earlier of one year after completion of construction or when it achieves 95% occupancy.

3 Average monthly rent per unit is calculated by dividing average rental revenue per unit by average economic occupancy.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IRVINE APARTMENT COMMUNITIES, INC.

         Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 14 through 20 in IAC's 1997 Annual Report to Shareholders, which are included as part of Exhibit 13 and are incorporated in this Annual Report on Form 10-K.

IRVINE APARTMENT COMMUNITIES, L.P.

         Because IAC conducts all of its operations through the Operating Partnership, the information referred to under "Irvine Apartment Communities, Inc." above is equally applicable to the Operating Partnership as to IAC.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of Irvine Apartment Communities, Inc. are included on pages 21 through 36 in IAC's 1997 Annual Report to Shareholders, which are included as part of Exhibit 13 and are incorporated in this Annual Report on Form 10-K.

         For the consolidated financial statements and financial statement schedule of Irvine Apartment Communities, L.P., see "Index to Consolidated Financial Statements" on page F-1.

         A financial statement schedule for IAC is included on pages 19 and 20 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

IRVINE APARTMENT COMMUNITIES, INC.

         Information regarding IAC's executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this Annual Report on Form 10-K because the Company does not furnish such information in its definitive Proxy Statement prepared in accordance with Schedule 14A.

         The Notice and Proxy Statement for IAC's 1998 Annual Meeting of Shareholders filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the remaining information with respect to IAC required under Part III (Items 10, 11, 12 and 13).

IRVINE APARTMENT COMMUNITIES, L.P.

         The Operating Partnership does not have any directors or officers. The Operating Partnership is managed by IAC. Information with respect to the Operating Partnership required under Part III (Items 10, 11, 12 and 13) is included as described above under "Irvine Apartment Communities, Inc." and is also incorporated by reference to the information contained in the Notice and Proxy Statement for IAC's 1998 Annual Meeting of Shareholders, a copy of which is incorporated by reference in Exhibit 99 hereto. All of such information is equally applicable to the Operating Partnership as to IAC. Supplementally, the ownership of Common L.P. Units by The Irvine Company, described in the Notice and Proxy Statement for IAC's 1998 Annual Meeting of Shareholders, would constitute 98.5% of the outstanding Common L.P. Units.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

         The consolidated financial statements, together with the report thereon of Ernst & Young LLP dated January 30, 1998, all appearing on pages 21 through 36 in IAC's 1997 Annual Report to Shareholders, are incorporated in this Annual Report on Form 10-K. The aforementioned information and the information incorporated by reference to Items 2, 5, 6, 7 and 8, from IAC's 1997 Annual Report to Shareholders attached as Exhibit 13, is incorporated into this Annual Report on Form 10-K.

         Pages 13 through 36 and the inside back cover in IAC's 1997 Annual Report to Shareholders include the Five Year Summary, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and related notes thereto, the Report of Independent Auditors, Shareholder Information and Quarterly Stock Prices. These pages are included as part of Exhibit 13 to this Annual Report on Form 10-K.

         For the consolidated financial statements and financial statement schedule of Irvine Apartment Communities, L.P., see "Index to Consolidated Financial Statements" on page F-1 of this Annual Report on Form 10-K.

         Schedule III-Consolidated Real Estate and Accumulated Depreciation for IAC is included on pages 19 and 20 of this Annual Report on Form 10-K.

                       IRVINE APARTMENT COMMUNITIES, INC.
     SCHEDULE III -- CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1997
                                 (in thousands)


                                                                 Gross Amount at Which
                                                           Carried at December 31, 1997(a)(b)
                                                          ------------------------------------
                                   Number of   Encum-                 Buildings and             Accumulated     Date of  Depreciable
       Property                      Units    brances(c)   Land(d)    Improvements     Total    Depreciation  Completion   Life(e)
------------------------------------------------------------------------------------------------------------------------------------
PROPERTIES STABILIZED FOR ALL OF 1997:
    IRVINE, CALIFORNIA
       Amherst Court                   162                $    1,430   $   11,265   $   12,695   $    2,675         1991   5-40 yrs.
       Berkeley Court                  152   $    7,722          858        8,273        9,131        3,041         1986   5-40 yrs.
       Cedar Creek                     176        8,492          519        8,666        9,185        3,280         1985   5-40 yrs.
       Columbia Court                   58        2,572          321        2,689        3,010          961         1984   5-40 yrs.
       Cornell Court                   109        5,145          785        5,065        5,850        1,760         1984   5-40 yrs.
       Cross Creek                     136        6,680          561        7,317        7,878        2,786         1985   5-40 yrs.
       Dartmouth Court                 294       17,114        2,674       17,338       20,012        6,005         1986   5-40 yrs.
       Deerfield                       288       10,656        3,810       11,649       15,459        4,740      1975/83   5-40 yrs.
       Harvard Court                   112        5,101        1,034        5,880        6,914        2,118         1986   5-40 yrs.
       Northwood Park                  168        7,674        1,246        8,498        9,744        3,307         1985   5-40 yrs.
       Northwood Place                 604       29,813        4,613       34,542       39,155       12,081         1986   5-40 yrs.
       Orchard Park                     60                     1,138        2,115        3,253          896         1982   5-40 yrs.
       Park West                       880       33,630       18,768       53,876       72,644       27,549   1970/71/72   5-40 yrs.
       Parkwood                        296       12,428        7,667       12,825       20,492        5,250         1974   5-40 yrs.
       Rancho San Joaquin              368       16,766        7,910       28,446       36,356       13,696         1976   5-40 yrs.
       San Carlo                       354                     2,751       26,002       28,753        6,605         1989   5-40 yrs.
       San Leon                        248       12,245        1,751       14,560       16,311        4,845         1987   5-40 yrs.
       San Marco                       426       24,061        2,922       24,400       27,322        6,899         1988   5-40 yrs.
       San Marino                      200        9,741        1,399       11,602       13,001        4,082         1986   5-40 yrs.
       San Mateo                       283                     1,462       18,675       20,137        4,330         1990   5-40 yrs.
       San Paulo                       382       26,324        1,930       26,886       28,816        3,317         1993   5-40 yrs.
       San Remo                        248       13,681        1,792       14,332       16,124        4,849      1986/88   5-40 yrs.
       Santa Clara                     378                     3,761       30,996       34,757        2,470         1996   5-40 yrs.
       Santa Rosa                      368                     3,277       27,550       30,827        2,335         1996   5-40 yrs.
       Stanford Court                  320       13,725        2,202       14,260       16,462        5,592         1985   5-40 yrs.
       The Parklands                   121        6,102           68        7,214        7,282        2,511         1983   5-40 yrs.
       Turtle Rock Canyon              217       18,585        1,889       20,108       21,997        4,359         1991   5-40 yrs.
       Turtle Rock Vista               252       13,178        6,327       13,471       19,798        5,576      1976/77   5-40 yrs.
       Villa Coronado                  513                     5,842       38,069       43,911        3,302         1996   5-40 yrs.
       Windwood Glen                   196        9,744        1,266        9,719       10,985        3,422         1985   5-40 yrs.
       Windwood Knoll                  248                     1,111       11,815       12,926        4,068         1983   5-40 yrs.
       Woodbridge Oaks                 120                       832        6,832        7,664        2,398         1983   5-40 yrs.
       Woodbridge Pines                220        8,332        5,755       10,607       16,362        4,345         1976   5-40 yrs.
       Woodbridge Villas               258                     4,353        9,234       13,587        3,978         1982   5-40 yrs.
       Woodbridge Willows              200        9,549        1,421       11,501       12,922        5,161         1984   5-40 yrs.
------------------------------------------------------------------------------------------------------------------------------------
                                     9,415      329,060      105,445      566,277      671,722      174,591
------------------------------------------------------------------------------------------------------------------------------------
    NEWPORT BEACH, CALIFORNIA
       Bayport                         104        4,787        3,146        4,249        7,395        1,818         1971   5-40 yrs.
       Bayview                          64        3,456        2,353        2,939        5,292        1,291         1971   5-40 yrs.
       Baywood                         388       20,651       10,809       20,496       31,305        8,106      1973/84   5-40 yrs.
       Mariner Square                  114        5,542          392        5,145        5,537        3,365         1969   5-40 yrs.
       Newport North                   570       37,554        8,849       31,417       40,266       10,810         1986   5-40 yrs.
       Newport Ridge                   512                     9,542       45,094       54,636        3,283         1996   5-40 yrs.
       Promontory Point                520       35,683       18,775       41,566       60,341       17,480         1974   5-40 yrs.
------------------------------------------------------------------------------------------------------------------------------------
                                     2,272      107,673       53,866      150,906      204,772       46,154
------------------------------------------------------------------------------------------------------------------------------------
   TUSTIN, CALIFORNIA
       Rancho Alisal                   356       20,400        3,558       20,029       23,587        6,446      1988/91   5-40 yrs.
       Rancho Maderas                  266       19,160        1,144       16,291       17,435        4,184         1989   5-40 yrs.
       Rancho Mariposa                 238       12,597          683       16,290       16,973        3,038         1992   5-40 yrs.
       Rancho Monterey                 436                     6,823       33,994       40,817        2,485         1996   5-40 yrs.
       Rancho Tierra                   252       19,407        1,215       16,505       17,720        4,372         1989   5-40 yrs.
       Sierra Vista                    306                     2,318       22,808       25,126        4,133         1992   5-40 yrs.
------------------------------------------------------------------------------------------------------------------------------------
                                     1,854       71,564       15,741      125,917      141,658       24,657
------------------------------------------------------------------------------------------------------------------------------------
TOTAL PROPERTIES STABILIZED
  FOR ALL OF 1997                   13,541      508,297      175,052      843,100    1,018,152      245,402
------------------------------------------------------------------------------------------------------------------------------------
PROPERTIES STABILIZED OR ACQUIRED
  DURING 1997:
       Santa Maria (Irvine)            227                     3,343       19,289       22,632          588         1997   5-40 yrs.
       Baypointe (Newport Beach)       300                     4,190       28,818       33,008          755         1997   5-40 yrs.
       Villas of Renaissance
         (San Diego County)            923                    23,075      104,390      127,465        1,387         1992   5-40 yrs.
------------------------------------------------------------------------------------------------------------------------------------
TOTAL PROPERTIES STABILIZED OR
  ACQUIRED DURING 1997               1,450                    30,608      152,497      183,105        2,731
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STABILIZED PORTFOLIO          14,991   $  508,297   $  205,660   $  995,597  $ 1,201,257    $ 248,132
------------------------------------------------------------------------------------------------------------------------------------

                       IRVINE APARTMENT COMMUNITIES, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                                                                    Gross Amount at Which
                                                              Carried at December 31, 1997(a)(b)
                                                              ---------------------------------
                                                                                                                   Date    Depreci-
                                       Number of  Encum-               Buildings and                Accumulated   of Com-    able
Apartment Community Name (Location)     Units    brances(c)   Land (d)  Improvements      Total     Depreciation  pletion   Life(e)
------------------------------------------------------------------------------------------------------------------------------------
DELIVERED UNITS IN PROJECTS UNDER
  DEVELOPMENT
    The Colony (Newport Beach)              81                $ 1,166   $   13,408      $   14,574       $ 25              5-40 yrs.
    Rancho Santa Fe (Tustin)                36                    971        3,547           4,518          3              5-40 yrs.
    Santa Rosa II (Irvine)                  28                    890        2,765           3,655          4              5-40 yrs.
    Other                                                                      379             379         80
------------------------------------------------------------------------------------------------------------------------------------
TOTAL DELIVERED UNITS                      145                  3,027       20,099          23,126        113
------------------------------------------------------------------------------------------------------------------------------------

TOTAL STABILIZED AND DELIVERED          15,136    508,297     208,687    1,015,696       1,224,383    248,245
------------------------------------------------------------------------------------------------------------------------------------
UNITS UNDER DEVELOPMENT
    The Colony (Newport Beach)             164                  2,379       23,939          26,318
    Rancho Santa Fe (Tustin)               280                  7,437       17,338          24,775
    Santa Rosa II (Irvine)                 179                  5,109       13,361          18,470
    The Hamptons (Silicon Valley)          342                 15,000       20,033          35,033
    Sonoma (Irvine)                        196                  5,697        2,275           7,972
    Brittany (Irvine)                      393                 10,325        1,855          12,180
    Stonecrest (San Diego County)          326                  9,475          199           9,674
    Avventura (San Diego County)           232                  7,800          666           8,466
    Other                                                                    5,536           5,536
------------------------------------------------------------------------------------------------------------------------------------
TOTAL UNITS UNDER DEVELOPMENT            2,112                 63,222       85,202         148,424
------------------------------------------------------------------------------------------------------------------------------------

TOTAL                                   17,248   $508,297    $271,909   $1,100,898      $1,372,807   $248,245
====================================================================================================================================

Notes:

(a) The aggregate cost basis of land and buildings before accumulated depreciation for federal income tax purposes is approximately $1,051,835 (unaudited).

(b) The gross amount at which buildings and improvements are carried represent historical cost amounts incurred in the development of the projects and capital improvements incurred subsequent to the completion of construction. Prior to the IAC's December 1993 initial public offering, the gross land, buildings and improvements amounts represent The Irvine Company's (i.e. the Predecessor's) historical cost basis.

(c)   Encumbrances represent debt secured by deeds of trust.

(d) Land acquired from The Irvine Company is recorded at cost based on the purchase price.

(e) Estimated useful lives are five to seven years for furniture and fixtures, five to twenty years for improvements and forty years for buildings.


      A summary of activity of real estate and accumulated depreciation is as follows:


                                                                        December 31,
                                                         ----------------------------------------------
Real Estate                                                 1997             1996              1995
-------------------------------------------------------------------------------------------------------
Balance at beginning of year                             $1,084,234       $1,005,633          $869,756
Additions:
     Through cash expenditures                              252,668           66,857           124,368
     Through assumption of tax-exempt
        assessment district debt                                               2,771             4,184
     Through issuance of Operating
       Partnership units                                     35,905            8,973             7,325
-------------------------------------------------------------------------------------------------------

Balance at end of year                                   $1,372,807       $1,084,234        $1,005,633
-------------------------------------------------------------------------------------------------------



                                                                        December 31,
                                                         ----------------------------------------------
Accumulated Depreciation                                       1997             1996              1995
-------------------------------------------------------------------------------------------------------
Balance at beginning of year                               $219,193         $192,106          $169,039
Charges to depreciation expense                              29,052           27,087            23,067
-------------------------------------------------------------------------------------------------------

Balance at end of period                                   $248,245         $219,193          $192,106
-------------------------------------------------------------------------------------------------------

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 2.1.1         Agreement and Plan of Merger dated as of March 20, 1996 between
               IAC and Irvine Apartment Communities, Inc., a Delaware
               corporation (incorporated by reference to Exhibit 2.1 of IAC's
               Registration Statement on Form 8-B, filed with the Securities and
               Exchange Commission on April 30, 1996 ("IAC's Form 8-B")).

 2.2           Purchase and Sale Agreement and Joint Escrow Instructions dated
               April 18, 1997 by and between Aoki Construction (CA) Co., Ltd.
               and the Operating Partnership (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of IAC and the
               Operating Partnership filed on August 6, 1997).

 3.1 Articles of Amendment and Restatement of IAC (incorporated by reference to Exhibit 3.1 of IAC's Form 8-B).

 3.2           Articles of Merger dated May 2, 1996 between IAC and Irvine
               Apartment Communities, Inc., a Delaware corporation (incorporated by reference to Exhibit 14 of Amendment No. 5 to Schedule 13D filed on July 15, 1996 by The Irvine Company, TIC Investment
               Company A, TIC Investment Company C and Donald L. Bren).

 3.3 Amended Bylaws of IAC (incorporated by reference to Exhibit 3.2 of IAC's Form 8-B).

 3.4           Specimen of Certificate Representing Shares of Common Stock
               (incorporated by reference to Exhibit 3.3 of IAC's Form 8-B).

 3.5           Second Amended and Restated Agreement of Limited Partnership of
               Irvine Apartment Communities, L.P. dated January 20, 1998.

 3.6           Designation Instrument dated January 20, 1998 Relating to Series
               A Preferred L.P. Units of the Operating Partnership.

 4.1           Indenture dated as of October 1, 1997 between the Operating
               Partnership and First Trust of California, National Association, as Trustee (the "Trustee") (incorporated by reference to Exhibit
               4.1 of the Current Report on Form 8-K of IAC and the Operating
               Partnership filed on October 1, 1997 (the "October 1997 Form
               8-K")).

 4.2 Supplemental Indenture No. 1 dated as of October 1, 1997, relating to the Operating Partnership's 7% Notes due 2007, between the Operating Partnership and the Trustee (incorporated by reference to Exhibit 4.2 of the October 1997 Form 8-K).

 4.3           Form of Trust Preferred Security (included in Exhibit 4.5).

 4.4 Amended and Restated Declaration of Trust dated January 20, 1998 of IAC Capital Trust.

 4.5           Certificate of Terms dated January 20, 1998 Relating to Series A
               Preferred Securities of IAC Capital Trust.

10.1           Purchase and Sale Agreement and Joint Escrow Instructions dated
               April 18, 1997 by and between Aoki Construction (CA) Co., Ltd.
               and the Operating Partnership (see Exhibit 2.2).

10.2           Lease Agreement (incorporated by reference to Exhibit 10.2 of the
               Annual Report on Form 10-K of IAC for the year ended December 31,
               1993 ("IAC's 1993 Form 10-K").

10.3           Employment Agreement with Senior Vice President, Chief Financial
               Officer and Secretary.


EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
10.4           Miscellaneous Rights Agreement among IAC and the persons named therein (incorporated by reference to Exhibit 10.4 of IAC's Form
               8-B).

10.4.1         Amendment No. 1 to the Miscellaneous Rights Agreement
               (incorporated by reference to Exhibit 10.4.1 of the Quarterly
               Report on Form 10-Q of IAC and the Operating Partnership for the quarter ended September 30, 1997 (the "1997 Third Quarter Form
               10-Q")).

10.4.2         Amendment No. 2 to the Miscellaneous Rights Agreement.

10.5           Administrative Services Agreement (incorporated by reference to
               Exhibit 10.5 of IAC's 1993 Form 10-K).

10.5.1         Amendment and Extension to the Administrative Services Agreement
               (incorporated by reference to Exhibit 10.5.1 of the Annual Report on Form 10-K of IAC for the year ended December 31, 1994).

10.6 Exclusive Land Rights and Non-Competition Agreement (incorporated by reference to Exhibit 10.6 of IAC's 1993 Form 10-K).

10.6.1         Amendment No. 1 to the Exclusive Land Rights and Non-Competition
               Agreement (incorporated by reference to Exhibit 10.6.1 of the Quarterly Report on Form 10-Q of IAC for the quarter ended June
               30, 1995 ("IAC's 1995 Second Quarter Form 10-Q")).

10.6.2         Amendment No. 2 to the Exclusive Land Rights and Non-Competition
               Agreement (incorporated by reference to Exhibit 10.6.2 of IAC's
               1995 Second Quarter Form 10-Q).

10.6.3         Amendment No. 3 to the Exclusive Land Rights and Non-Competition
               Agreement (incorporated by reference to Exhibit 10.6.3 of IAC's
               Form 8-B).

10.6.4         Amendment No. 4 to the Exclusive Land Rights and Non-Competition
               Agreement (incorporated by reference to Exhibit 10.6.4 of the 1997 Third Quarter Form 10-Q).

10.6.5         Amendment No. 5 to the Exclusive Land Rights and Non-Competition
               Agreement.

10.7           Contribution Agreement and Escrow Instructions Agreement
               (incorporated by reference to Exhibit 10.7 of IAC's 1993 Form
               10-K).

10.8           Irvine Apartment Communities, Inc. 1993 Stock Option Plan for
               Directors (incorporated by reference to Exhibit 10.8 of IAC's
               1993 Form 10-K).

10.9           Irvine Apartment Communities, Inc. 1993 Long-Term Stock Incentive
               Plan (incorporated by reference to Exhibit 10.9 of IAC's 1993
               Form 10-K).

10.10          Irrevocable Trust Agreement (incorporated by reference to Exhibit
               10.10 of IAC's 1993 Form 10-K).

10.11          Revolving Credit Agreement dated as of June 27, 1997
               (incorporated by reference to Exhibit 10.11 of the Quarterly
               Report on Form 10-Q of IAC and the Operating Partnership for the quarter ended June 30, 1997 (the "1997 Second Quarter Form
               10-Q")).

10.12          Indenture of Trust for Tax-Exempt Mortgage Bond Financing
               (incorporated by reference to Exhibit 10.13 of IAC's 1995 Second
               Quarter Form 10-Q).

10.13 Employment Agreement with Chief Executive Officer (incorporated by reference to Exhibit 10.13 of the 1997 Second Quarter Form
               10-Q).

10.14          Irvine Apartment Communities, Inc. 1996 Long-Term Stock Incentive
               Plan (incorporated by reference to Exhibit 10.14 of IAC's Form
               8-B).


EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------

10.15          Employment Agreement with Senior Vice President, President,
               Irvine Ranch Division.

10.16          Severance Agreement with former Chief Executive Officer
               (incorporated by reference to Exhibit 10.16 of IAC's 1996 Form
               10-K).

12 The Company's ratio of earnings to fixed charges for the year ended December 31, 1997.

13 Portions of IAC's Annual Report to Shareholders for the year ended December 31, 1997.

21.1           Subsidiaries of IAC.

21.2           Subsidiaries of the Operating Partnership.

23.1           Opinion of Ernst & Young LLP on Schedule III (with respect to
               Irvine Apartment Communities, Inc.).

23.2           Consent of Ernst & Young LLP (with respect to Irvine Apartment
               Communities, Inc.).

23.3           Consent of Ernst & Young LLP (with respect to Irvine Apartment
               Communities, L.P.).

27.1 Financial Data Schedule for the Company (only included in electronically-filed document).

27.2 Financial Data Schedule for the Operating Partnership (only included in electronically-filed document).

99             The text of the Notice and Proxy Statement for IAC's 1998 Annual
               Meeting of Shareholders (incorporated by reference to the Notice and Proxy Statement for the Annual Meeting of Shareholders of IAC to be held on May 7, 1998).


REPORTS ON FORM 8-K

         IAC did not file any reports on Form 8-K during the fourth quarter of 1997. The Operating Partnership filed one report on Form 8-K during the fourth quarter of 1997, for the purpose of filing copies of the Indenture, Supplemental Indenture and Underwriting Agreement executed in connection with the issuance of the Operating Partnership's 7% Notes due 2007. This report on Form 8-K was filed on October 1, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              IRVINE APARTMENT COMMUNITIES, INC.


Date: March 27, 1998                          By: /s/ JAMES E. MEAD
                                                  ------------------------------
                                                  James E. Mead
                                                  Senior Vice President,
                                                  Chief Financial Officer and
                                                  Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                                 Title                           Date
          ---------                                 -----                           ----
/s/ DONALD BREN                        Chairman of the Board of Directors       March 27, 1998
-----------------------------
Donald Bren


/s/ ANTHONY M. FRANK                   Director                                 March 27, 1998
-----------------------------
Anthony M. Frank


/s/ JOHN F. GRUNDHOFER                 Director                                 March 27, 1998
-----------------------------
John F. Grundhofer


/s/ BOWEN H. MCCOY                     Director                                 March 27, 1998
-----------------------------
Bowen H. McCoy


/s/ WILLIAM  H. MCFARLAND              President and Chief Executive Officer    March 27, 1998
-----------------------------          and Director
William H. McFarland


/s/ MICHAEL D. MCKEE                   Director                                 March 27, 1998
-----------------------------
Michael D. McKee


/s/ JACK W. PELTASON                   Director                                 March 27, 1998
-----------------------------
Jack W. Peltason


/s/ JOHN F. SEYMOUR, JR.               Director                                 March 27, 1998
-----------------------------
John F. Seymour, Jr.


/s/ RAYMOND L. WATSON                  Director                                 March 27, 1998
-----------------------------
Raymond L. Watson


/s/ JAMES E. MEAD                      Senior Vice President,                   March 27, 1998
-----------------------------          Chief Financial Officer and
James E. Mead                          Secretary (Principal Financial Officer)


/s/ SHAWN HOWIE                        Vice President,                          March 27, 1998
-----------------------------          Corporate Finance and Controller
Shawn Howie                            (Principal Accounting Officer)

                       IRVINE APARTMENT COMMUNITIES, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----
IRVINE APARTMENT COMMUNITIES, L.P.
         Consolidated Balance Sheets                                        F-2
         Consolidated Statements of Operations                              F-3
         Consolidated Statements of Changes in Partners' Capital            F-4
         Consolidated Statements of Cash Flows                              F-5
         Notes to Consolidated Financial Statements                         F-6
         Report of Independent Auditors                                     F-18
         Schedule III - Consolidated Real Estate and Accumulated
                        Depreciation                                        F-19

                       IRVINE APARTMENT COMMUNITIES, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


CONSOLIDATED BALANCE SHEETS

  ---------------------------------------------------------------------------
                                                          December 31,
  (in thousands)                                      1997           1996
  ---------------------------------------------------------------------------
  ASSETS

  Real estate assets, at cost

     Land                                          $  208,687     $  176,070

     Buildings and improvements                     1,015,696        849,924
  ---------------------------------------------------------------------------
                                                    1,224,383      1,025,994
     Accumulated depreciation                        (248,245)      (219,193)
  ---------------------------------------------------------------------------
                                                      976,138        806,801

     Under development, including land                148,424         58,241
  ---------------------------------------------------------------------------
                                                    1,124,562        865,042

  Cash and cash equivalents                             4,624          3,205

  Restricted cash                                       1,464          1,376

  Deferred financing costs, net of
    accumulated amortization of $10,659
    in 1997 and $8,290 in 1996                         19,079         20,187

  Other assets                                         13,948         11,188
  ---------------------------------------------------------------------------
                                                   $1,163,677     $  900,998
  ===========================================================================
  LIABILITIES

  Mortgages and notes payable

     Tax-exempt mortgage bond financings           $  325,644     $  329,248

     Conventional mortgage financings                 132,256        134,761

     Mortgage notes payable to The Irvine Company      50,397         51,227

     Tax-exempt assessment district debt               21,544         21,828

     Line of credit                                    75,000         16,000

     Unsecured notes payable                           99,222
  ---------------------------------------------------------------------------
                                                      704,063        553,064

  Accounts payable and accrued liabilities             30,689         21,496

  Security deposits                                     7,698          6,094
  ---------------------------------------------------------------------------
                                                      742,450        580,654
  ---------------------------------------------------------------------------
  PARTNERS' CAPITAL

  44,820 and 40,848 partnership units outstanding at December 31, 1997 and 1996, respectively

  General Partner, 19,901 and 18,556 partnership
     units outstanding at December 31, 1997 and
     1996, respectively                               210,920        180,017

  Limited Partners, 24,919 and 22,292 partnership
     units outstanding at December 31, 1997 and
     1996, respectively                               210,307        140,327
  ---------------------------------------------------------------------------
                                                      421,227        320,344
  ---------------------------------------------------------------------------
                                                   $1,163,677     $  900,998
  ===========================================================================

  See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

  -----------------------------------------------------------------------------------
                                                        Years Ended December 31,
  (in thousands, except per unit amounts)            1997         1996          1995
  -----------------------------------------------------------------------------------
  REVENUES

  Rental income                                  $181,902     $154,925      $133,678

  Other income                                      4,203        3,162         2,079

  Interest income                                     840          611           411
  -----------------------------------------------------------------------------------
                                                  186,945      158,698       136,168
  -----------------------------------------------------------------------------------

  EXPENSES

  Property expenses                                39,370       33,859        31,761

  Real estate taxes                                15,013       13,496        12,002

  Property management fees                          5,186        4,502         3,893

  Interest expense, net                            30,368       29,506        25,894

  Amortization of deferred financing costs          2,369        2,627         8,510

  Depreciation and amortization                    29,309       27,239        23,143

  General and administrative                        6,747        6,277         5,909
  -----------------------------------------------------------------------------------
                                                  128,362      117,506       111,112
  -----------------------------------------------------------------------------------
  Income before extraordinary item                 58,583       41,192        25,056

  Extraordinary item - charge related to
    debt extinguishment                                                      (23,427)
  -------------------------------------------------------------------------------------

  NET INCOME                                     $ 58,583     $ 41,192      $  1,629
  =====================================================================================

  ALLOCATION OF NET INCOME (LOSS):

  General Partner                                $ 26,404     $ 18,746      $  8,465

  Limited Partners                               $ 32,179     $ 22,446      $ (6,836)

  ===================================================================================
  EARNINGS PER UNIT:

  Basic                                          $   1.34     $   1.06      $   0.05

  Diluted                                        $   1.34     $   1.05      $   0.05

  ===================================================================================

  See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                       CONSOLIDATED STATEMENTS OF CHANGES
                              IN PARTNERS' CAPITAL

  -------------------------------------------------------------------------------------------
  (in thousands)                                 General Partner   Limited Partners     Total
  -------------------------------------------------------------------------------------------
  PARTNERS' CAPITAL

  Balance at January 1, 1995                        $   81,753       $ 109,296     $ 191,049

     Net income                                          8,465          (6,836)        1,629

     Contributions                                      83,454          33,200       116,654

     Distributions                                     (18,239)        (26,527)      (44,766)
  -------------------------------------------------------------------------------------------

  Balance at December 31, 1995                         155,433         109,133       264,566

     Net income                                         18,746          22,446        41,192

     Contributions                                      31,385          39,327        70,712

     Distributions                                     (25,547)        (30,579)      (56,126)
  -------------------------------------------------------------------------------------------

  Balance at December 31, 1996                         180,017         140,327       320,344

     Net income                                         26,404          32,179        58,583

     Contributions                                      33,384          73,004       106,388

     Distributions                                     (28,885)        (35,203)      (64,088)
  -------------------------------------------------------------------------------------------
  Balance at December 31, 1997                        $210,920        $210,307      $421,227
  ===========================================================================================

  PARTNERSHIP UNITS OUTSTANDING

  Balance at January 1, 1995                            11,800          18,447        30,247

     Additional partnership units issued                 5,175           1,950         7,125
  -------------------------------------------------------------------------------------------

  Balance at December 31, 1995                          16,975          20,397        37,372

     Additional partnership units issued                 1,581           1,895         3,476
  -------------------------------------------------------------------------------------------

  Balance at December 31, 1996                          18,556          22,292        40,848

     Additional partnership units issued                 1,345           2,627         3,972
  -------------------------------------------------------------------------------------------

  Balance at December 31, 1997                          19,901          24,919        44,820
  -------------------------------------------------------------------------------------------

  See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

  ----------------------------------------------------------------------------------------------------------
                                                                               Years Ended December 31,
  (in thousands)                                                            1997         1996         1995
  ----------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                             $  58,583    $  41,192     $ 1,629
  Adjustments to reconcile net income to net cash provided by operating activities:
     Extraordinary item - charge related to debt extinguishment                                      23,427
     Amortization of deferred financing costs                                2,369        2,627       8,510
     Depreciation and amortization                                          29,309       27,239      23,143
     Increase (decrease) in cash attributable to changes in assets and liabilities:
        Restricted cash                                                        (88)        (195)       (150)
        Other assets                                                        (3,042)        (104)     (4,882)
        Accounts payable and accrued liabilities                             5,972        1,308       3,147
        Security deposits                                                    1,604          970         579
  ----------------------------------------------------------------------------------------------------------
  Net Cash Provided by Operating Activities                                 94,707       73,037      55,403
  ----------------------------------------------------------------------------------------------------------

  CASH FLOWS FROM INVESTING ACTIVITIES
  Capital improvements to operating real estate assets                      (5,041)      (4,766)     (4,520)
  Capital investments in real estate assets                               (244,517)     (61,850)   (123,698)
  ----------------------------------------------------------------------------------------------------------
  Net Cash Used in Investing Activities                                   (249,558)     (66,616)   (128,218)
  ----------------------------------------------------------------------------------------------------------

  CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under lines of credit                                         202,000       78,900     143,344
  Payments on lines of credit                                             (143,000)     (84,900)   (127,600)
  Proceeds from issuance of unsecured notes payable                         99,208
  Proceeds from tax-exempt mortgage bond financings
     and notes payable                                                                              334,190
  Payments on tax-exempt mortgage bond financings                                                  (325,845)
  Principal payments                                                        (7,224)      (7,101)     (5,676)
  Additions to deferred financing costs                                     (1,261)                  (9,237)
  Contributions from partners                                               70,635       61,619     109,329
  Distributions to partners                                                (64,088)     (56,126)    (44,766)
  ----------------------------------------------------------------------------------------------------------
  Net Cash Provided by (Used in) Financing Activities                      156,270       (7,608)     73,739
  ----------------------------------------------------------------------------------------------------------

  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,419       (1,187)        924
  Cash and Cash Equivalents at Beginning of Year                             3,205        4,392       3,468
  ----------------------------------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF YEAR                               $   4,624    $   3,205    $  4,392
  ==========================================================================================================
  Supplemental Disclosure of Cash Flow Information
     Interest paid, net of amounts capitalized                           $  28,309    $  29,644    $ 25,165
     Tax-exempt assessment district debt assumed                                      $   2,771    $  4,184
  ==========================================================================================================

  See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per unit amounts)

--------------------------------------------------------------------------------

NOTE 1-- ORGANIZATION AND BASIS OF PRESENTATION

Irvine Apartment Communities, L.P., a Delaware limited partnership (the "Partnership") was formed on November 15, 1993. In connection with an initial public offering (the "Offering") of common shares on December 8, 1993, Irvine Apartment Communities, Inc. (the "General Partner") obtained a general partnership interest in and became the sole managing general partner of the Partnership. The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Partnership. The Partnership's management and operating decisions are under the unilateral control of the General Partner. All management powers over the business and affairs of the Partnership are vested exclusively in the General Partner. No limited partner of the Partnership has any right to exercise control or management power over the business and affairs of the Partnership. At December 31, 1997, the General Partner had a 44.4% general partnership interest in the Partnership and the limited partners had a 55.6% limited partnership interest in the Partnership, with The Irvine Company and certain of its affiliates owning a 55.4% limited partnership interest. In February 1997, the Partnership acquired the assets of Thompson Residential Company, Inc. The purchase price was paid by the issuance of 74,523 limited partnership units in the Partnership. At December 31, 1997, Thompson Residential Company, Inc. had a 0.2% limited partnership interest in the Partnership.

         The Partnership is engaged in the operation and development of apartment communities in Orange County, California and, beginning in 1997, other locations in California. As of December 31, 1997, the Partnership owned 59 apartment communities representing 15,136 apartment units and had 2,112 units under construction or development (collectively, the "Properties"). The Partnership broke ground on its first apartment community outside of Orange County, located in Northern California's Silicon Valley, in May 1997. In June 1997, the Partnership acquired a 923-unit apartment community in the La Jolla region of San Diego County. The Partnership utilizes independent third party property management and construction management firms. Until July 31, 2020, the Partnership has the exclusive right, but not the obligation, to acquire land from The Irvine Company for development of additional apartment communities on the Irvine Ranch.

         IAC Capital Trust, a Delaware business trust (the "Trust"), was formed on October 31, 1997. The Trust is a limited purpose financing vehicle established by the General Partner and the Partnership. The Trust exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in Preferred Limited Partner Units of the Partnership.

         Profits and losses are generally allocated to the General Partner and to the limited partners based upon their respective ownership interests in the Partnership. The partnership agreement provides for the allocation of certain costs to The Irvine Company. As of December 31, 1995, all such allocations had been completed.

         The accompanying financial statements include the consolidated accounts of the Partnership and its financially controlled subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

         Under the terms of the partnership agreement, all costs incurred by the General Partner relating to the ownership of interests in and operation of the Partnership, including the compensation of its officers and employees, stock incentive plans, director fees and the costs and expenses of being a public company, are reimbursed by the Partnership. In addition, The Irvine Company has the right, but not the obligation, to match on the same terms and conditions any capital contributions made by the General Partner based on the pro rata ownership interest at the time of such contribution.

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 1997 and 1996, and the revenues and expenses for the three years ended December 31, 1997. Actual results could differ from those estimates.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE ASSETS AND DEPRECIATION: Real estate assets, which are held as long-term investments, are stated at cost less accumulated depreciation. Impairment losses on long-lived assets used in operations are recorded when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. As of December 31, 1997, no impairment losses have been recorded. Land and infrastructure costs are allocated to properties based on relative fair value. Costs related to the development and construction of properties are capitalized as incurred. Interest and property taxes

                       IRVINE APARTMENT COMMUNITIES, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (dollars in thousands, except per unit amounts)


are capitalized to apartment communities which are under active development. When a building within a community under construction is completed and held available for occupancy, the related costs are expensed.

         Repair and maintenance expenditures are expensed as incurred. Major replacements and betterments are capitalized and depreciated over their useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (principally forty years for buildings; twenty years for siding, roofs and balconies; fifteen years for plumbing and air conditioning equipment; ten years for pools, tennis courts, parking lots and driveways; and five to ten years for furniture and fixtures).

CASH AND CASH EQUIVALENTS: The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents.

RESTRICTED CASH: Restricted cash is comprised of reserve accounts for capital replacements, property taxes, and insurance. These restricted funds are subject to supervision and approval by a lender or a government agency. The terms of the contract with the government agency contain certain restrictions concerning operating policies, rental charges, operating expenditures, distributions to owners and other matters.

DEFERRED FINANCING COSTS: Costs incurred in obtaining long-term financing or costs to buy down or hedge interest costs are deferred and amortized over the term of the related debt agreements using the effective interest method.

REVENUE RECOGNITION: The Partnership leases apartment units to a diverse resident base for terms of one year or less. Credit investigations are performed for all prospective residents and security deposits are also obtained. Resident receivables are evaluated for collectability each month. Rental revenue is recognized on an accrual basis as it is earned over the life of the lease. Interest income is recorded as earned.

INTEREST EXPENSE: Interest rates are substantially fixed for specified periods through interest rate swaps and buy-down agreements for certain debt instruments. These financial instruments are entered into as a hedge against the interest exposure from variable rate debt. The differences paid or received on swaps and related agreements are included in interest expense as yield adjustments.

INCOME TAXES: The Partnership's taxable income is reportable by its partners. Accordingly, no provision has been made for federal income taxes in the accompanying statements of operations.

PER UNIT DATA: All earnings per unit amounts for all periods reflect basic and diluted earnings per unit and have been restated from the previous standard of primary and fully diluted earnings per unit. See Note 10 for additional information regarding basic and diluted earnings per unit.

RECLASSIFICATIONS: Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with financial statement presentations in 1997.

NOTE 3 -- MORTGAGES AND NOTES PAYABLE

TAX-EXEMPT MORTGAGE BOND FINANCINGS: In May 1995, the Partnership refinanced all $324,816 of its outstanding tax-exempt mortgage debt. As a result of a new 30-year refunding agreement, which is backed by credit and liquidity support from the Federal National Mortgage Association ("Fannie Mae"), the Partnership obtained tax-exempt mortgage bond financings of $334,190 maturing in June 2025. Standard & Poor's Rating Group assigned ratings of AAA/A-1+ to the bonds based on the collateral agreement with Fannie Mae. In connection with the refinancing transaction, the Partnership recorded an extraordinary charge of $23,427 to write off deferred financing costs related to the debt that was refinanced.

         The tax-exempt financings represent loans payable that are collateralized by twenty-three properties with a net book value of $273,723 as of December 31, 1997. Monthly principal and interest payments are made to a trustee, which in turn pays the bondholders when interest is due. The bonds are remarketed periodically and bear interest at short-term floating rates. The floating rates have been fixed through interest rate swap agreements. (See Interest Rate Swap Agreements.) Principal payments are amortized over a 30-year period and are held in a principal payment fund. The tax-exempt mortgage bond financings, before giving effect to the swap agreements, had an average floating interest rate inclusive of fees of 4.85% in December 1997.

CONVENTIONAL MORTGAGE FINANCINGS: Conventional mortgages are collateralized by apartment communities having a net book value of $146,025 as of December 31, 1997. The mortgages are generally due in monthly installments and mature at various dates through

                       IRVINE APARTMENT COMMUNITIES, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (dollars in thousands, except per unit amounts)


2018. Prior to the Offering, interest rates were fixed at rates which ranged from 7.75% to 9.63%, with a weighted average rate of 8.69%. In connection with the Offering, the interest rates were adjusted to market rates for specified periods of time and currently range from 6.31% to 8.30%. As of December 31, 1997, the weighted average interest rate was 7.12%. Including the amortization of deferred financing costs the all-in interest rate was 8.41%. The interest reduction periods expire prior to or at the loan maturity dates and range from 2000 to 2008.

MORTGAGE NOTES PAYABLE TO THE IRVINE COMPANY: Two of the Partnership's apartment communities are financed by mortgage notes payable to The Irvine Company. These mortgage notes totaled $50,397 and $51,227 at December 31, 1997 and 1996, respectively. The mortgage notes are collateralized by all-inclusive trust deeds on each of the apartment communities financed. They bore fixed interest rates of 5.75% at December 31, 1997, are fully amortizing and mature in 2015 and 2024. Interest incurred on the mortgage notes payable to The Irvine Company totaled $2,920, $2,966 and $3,010 for the years ended December 31, 1997, 1996 and 1995, respectively. The mortgage notes payable to The Irvine Company "wrap around" secured first trust deed notes payable to third party financial institutions. The secured first trust deed notes totaled $50,651 and $51,363 as of December 31, 1997 and 1996, respectively.

TAX-EXEMPT ASSESSMENT DISTRICT DEBT: In conjunction with the purchase of land, the Partnership assumed $2,771 in 1996 and $4,184 in 1995 in tax-exempt assessment district debt which represents debt issued by municipal government authorities to finance the construction of infrastructure and improvements. The debt obligations are repaid by the Partnership through assessments.

LINE OF CREDIT: In June 1997, the Partnership renewed its $250 million unsecured revolving credit facility. The credit facility has a term of three years and currently bears interest at LIBOR plus 0.70% or prime. The interest rates under the credit facility are adjusted up or down based on credit ratings on the Partnership's senior unsecured long-term indebtedness. Under the credit facility, the Partnership is able to borrow funds from the participating banks through a competitive bid process to obtain a lower interest rate. At December 31, 1997, there were no outstanding borrowings under the credit facility priced on a competitive bid basis. Borrowings under the credit facility, which are guaranteed by the General Partner, are available to finance the Partnership's ongoing rental property development, possible acquisitions and for general working capital needs. The General Partner and the Partnership must comply with certain affirmative and negative covenants, including limitations on distributions, and the maintenance of certain net worth, cash flow and financial ratios. At December 31, 1997, the General Partner and the Partnership were in compliance with all of these covenants. As of December 31, 1997, $75 million was outstanding and $175 million was available under the credit facility. In January 1998, the outstanding borrowings under the credit facility were repaid with the proceeds of the preferred securities offering of the Trust as discussed in Note 14.

UNSECURED NOTES PAYABLE: In October 1997, the Partnership issued $100 million aggregate principal amount of 7% senior unsecured notes (the "Notes") pursuant to its shelf registration statement. The Notes are due on October 1, 2007. Net proceeds from the offering of $97.9 million were used to repay indebtedness under the Partnership's credit facility, which had been used to finance The Villas of Renaissance acquisition. The Partnership was in compliance with all covenant requirements at December 31, 1997.

INTEREST RATE SWAP AGREEMENTS: The Partnership uses interest rate swap agreements to effectively convert its floating rate tax-exempt mortgage bond financings to a fixed-rate basis, thus reducing the impact on future income of fluctuations in interest rates. At December 31, 1997, the Partnership had interest rate swap agreements on notional amounts totaling $325,644 under which the Partnership pays fixed rates of interest and receives floating rates of interest based on a municipal bond index that is reset weekly. The swap agreements terminate from 2002 to 2007. The swap counterparties are all financial institutions rated AAA by Standard & Poor's. The differences to be paid or received are accrued and included in interest expense as a yield adjustment and the related amount payable or receivable from counterparties is included in accrued liabilities or other assets. Additionally, the Partnership restructured several interest rate swaps related to the retired tax-exempt bonds in May 1995. These transactions reduce the interest expense on tax-exempt mortgage bond financings by approximately 30 basis points per year through 2001. At December 31, 1997, the average fixed interest rate paid to the counterparties was 5.09% and the average variable interest rate received was 3.85%. This resulted in a net interest payable of $317 which was settled in January 1998. Based on prevailing interest rates at December 31, 1997, the interest rate swap agreements have a fair value of negative $10.4 million.

CAPITALIZED INTEREST: The Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates. The average qualifying asset balance for projects under development was approximately $76.6 million, $40.0 million and $82.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. Interest capitalized was $5,704, $3,151 and $6,779 in 1997, 1996 and 1995, respectively. Interest incurred totaled $36,072, $32,657 and $32,673 for the years ended December 31, 1997, 1996 and 1995, respectively.

OTHER MATTERS: Mortgages and notes payable totaling $527,683 are subject to prepayment penalties.

                       IRVINE APARTMENT COMMUNITIES, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (dollars in thousands, except per unit amounts)


MORTGAGES AND NOTES PAYABLE AT DECEMBER 31, 1997
(dollars in thousands)

------------------------------------------------------------------------------------------------------------
                                                                       Expiration of
                                            Outstanding    Effective   Interest Rate  Interest Rate
                                             Principal     Interest      Reduction        After      Maturity
Type of Debt                                  Balance        Rate         Period         Step-Up       Date
------------------------------------------------------------------------------------------------------------
Tax-exempt mortgage bond financings           $325,644       5.28%            n/a          n/a         6/25
------------------------------------------------------------------------------------------------------------

Conventional mortgage financings:
   Bayport                                       4,787       6.91%           7/08         9.25%        7/18
   Bayview                                       3,456       6.91%           7/08         9.25%        7/18
   Baywood                                      20,651       6.91%           7/08         9.25%        7/18
   Deerfield Phase I                             7,343       6.57%           7/02         8.90%        7/08
   Mariner Square                                5,542       6.32%           9/00         8.50%        8/08
   The Parklands                                 6,102       6.15%            n/a           n/a        4/04
   Parkwood                                     12,428       6.31%           8/00         8.50%        7/08
   Promontory Point                             35,682       8.30%            n/a           n/a        8/00
   Rancho Mariposa                              12,597       7.75%            n/a           n/a        6/03
   San Paulo                                     1,458       4.00%            n/a           n/a        1/13
   San Paulo                                       700       3.00%            n/a           n/a        1/08
   Turtle Rock Vista                            13,178       6.31%           8/00         8.50%        7/08
   Woodbridge Pines                              8,332       6.91%           9/08         9.25%        8/18
------------------------------------------------------------------------------------------------------------

                                               132,256       7.12%                                     7/08
------------------------------------------------------------------------------------------------------------

Mortgage notes payable to The Irvine
Company:
   Park West                                    33,631       5.75%            n/a           n/a        7/24
   Rancho San Joaquin                           16,766       5.75%            n/a           n/a        1/15
------------------------------------------------------------------------------------------------------------

                                                50,397       5.75%                                     5/21
------------------------------------------------------------------------------------------------------------

Tax-exempt assessment district debt:
   Fixed rate                                    5,390       6.27%            n/a           n/a        8/18
   Variable rate                                16,154       4.30%            n/a           n/a        6/17
------------------------------------------------------------------------------------------------------------

                                                21,544       4.79%                                     5/18
------------------------------------------------------------------------------------------------------------

Line of credit                                  75,000       6.76%            n/a           n/a        6/00
------------------------------------------------------------------------------------------------------------

Unsecured notes payable                         99,222       7.10%                                    10/07
------------------------------------------------------------------------------------------------------------

Total/weighted average                        $704,063       6.06%                                     7/16
============================================================================================================


SCHEDULED PRINCIPAL AMORTIZATION: MORTGAGES AND NOTES PAYABLE AT
DECEMBER 31, 1997 (dollars in thousands)

------------------------------------------------------------------------------------------------------------
                                              Mortgage
                                               Notes
                   Tax-Exempt                 Payable   Tax-Exempt
                    Mortgage  Conventional    to The    Assessment            Unsecured           Percentage
Year of               Bond      Mortgage      Irvine     District    Line of    Notes               of Total
Maturity           Financings  Financings     Company      Debt      Credit    Payable    Total       Debt
------------------------------------------------------------------------------------------------------------
1998               $   3,876  $     2,717     $    879    $    303                     $   7,775       1.1%
1999                   4,165        2,958          931         326                         8,380       1.2%
2000                   4,478       36,754          986         522   $75,000             117,740      16.7%
2001                   4,813        2,773        1,044         583                         9,213       1.3%
2002                   5,174        3,000        1,106         642                         9,922       1.4%
Thereafter           303,138       84,054       45,451      19,168             $99,222   551,033      78.3%
------------------------------------------------------------------------------------------------------------
Total               $325,644     $132,256      $50,397     $21,544   $75,000   $99,222  $704,063     100.0%
------------------------------------------------------------------------------------------------------------
Number of Loans           25           11            2           6         1         1        46
============================================================================================================

                       IRVINE APARTMENT COMMUNITIES, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (dollars in thousands, except per unit amounts)

NOTE 4 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for financial instruments approximate their fair value except as discussed below. The fair values of the conventional mortgage financings and the mortgage notes payable to The Irvine Company are estimated using discounted cash flow analyses and the Partnership's current estimated borrowing rates for similar types of borrowing arrangements. The interest rate used in the fair value calculation ranges from 6.9% to 7.1% based on the terms of the loan. As of December 31, 1997, the fair values of the conventional mortgage financings and the mortgage notes payable to The Irvine Company were $137,044 and $44,557, respectively. See Note 3 for a discussion of the fair value of the interest rate swap agreements.

NOTE 5 -- PARTNERS' CAPITAL

In August 1995, the General Partner sold 5.175 million shares of common stock at $17.25 per share. Concurrently, The Irvine Company, pursuant to its rights under the partnership agreement, purchased 1.5 million partnership units at $17.25 per unit. Such units are exchangeable for common stock on a one for one basis, subject to adjustment and certain limitations. The net proceeds from the two transactions totaled $109,329. Proceeds of $80,100 were used to repay amounts outstanding under construction and revolving lines of credit. The balance of $29,229 was used to fund new construction.

         In July 1996, the General Partner completed the sale of 1.49 million shares of common stock at $20.125 per share. The proceeds from this offering of $30.0 million together with proceeds from the sale of newly issued partnership units to The Irvine Company totaled $60.0 million. Proceeds were used to repay $43 million of debt outstanding under the revolving credit facility. The remaining proceeds were used to fund ongoing development programs and for general corporate purposes.

         In February 1997, the General Partner sold 1.15 million shares of common stock at $27.50 per share. Concurrently, The Irvine Company, pursuant to its rights under the partnership agreement, purchased 1.39 million additional partnership units at $26.06 per unit (which is equal to the public offering price of the common stock less an amount equivalent to the underwriting discount) which are exchangeable for common stock on a one for one basis, subject to adjustment and certain limitations. The proceeds from the two transactions totaled $66 million and were used to repay all indebtedness outstanding under the credit facility and for general corporate purposes, including ongoing development activities on and off the Irvine Ranch.

         In May 1997, the General Partner filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of common stock, preferred stock, and warrants to purchase common stock and preferred stock. This registration statement replaced the General Partner's previous registration statement. The General Partner plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Availability under the General Partner's shelf registration statement was $350 million at December 31, 1997. Concurrently, the Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. The Partnership plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Availability under the Partnership's shelf registration statement was $250 million at December 31, 1997.

                       IRVINE APARTMENT COMMUNITIES, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (dollars in thousands, except per unit amounts)


RECONCILIATION OF PARTNERSHIP UNITS OUTSTANDING

(in thousands, except percentages)     Year Ended December 31, 1997            Year Ended December 31, 1996
--------------------------------------------------------------------------------------------------------------
                                      General  The Irvine                       General   The Irvine
                                       Partner  Company    Other     Total      Partner    Company    Total
--------------------------------------------------------------------------------------------------------------
Balance at beginning of period         18,556     22,292           40,848        16,975     20,397   37,372
Stock options exercised and awards        156                         156            77                  77
issued
Dividend reinvestment plan and
   additional cash investment plan         39         27               66            13         16       29
Common stock offerings and related
cash
   contributions from The Irvine        1,150      1,394            2,544         1,491      1,491    2,982
Company
Acquisition of Thompson Residential                          75        75
assets
Contributions of property by
   The Irvine Company and certain of               1,131            1,131                      388      388
its affiliates
--------------------------------------------------------------------------------------------------------------
Balance at end of period               19,901     24,844     75    44,820        18,556     22,292   40,848
--------------------------------------------------------------------------------------------------------------

Ownership interest at end of period     44.4%      55.4%    0.2%     100%         45.4%      54.6%    100%
==============================================================================================================

NET INCOME (LOSS) ALLOCATION

                                                                           For the Years Ended December 31,
(dollars in thousands)                                                     1997          1996           1995
-------------------------------------------------------------------------------------------------------------
Limited Partners:
Income allocated to
   The Irvine Company and certain of its affiliates based on
   their ownership interest                                             $32,088       $22,446      $ 10,905
Income allocated to Thompson Residential Company, Inc.
   based on its ownership interest                                           91
Specific allocations to The Irvine Company                                                          (17,741)
-------------------------------------------------------------------------------------------------------------

                                                                         32,179        22,446        (6,836)

General Partner:
Income allocated to Irvine Apartment Communities, Inc.
   based on its ownership interest                                       26,404        18,746         8,465
-------------------------------------------------------------------------------------------------------------

Net Income                                                              $58,583       $41,192       $ 1,629
=============================================================================================================

         Prior to December 31, 1995, the Partnership incurred debt extinguishment costs and swap amortization costs that were allocated 100% to The Irvine Company in accordance with the partnership agreement. As of December 31, 1995, all such allocations have been completed.


NOTE 6 -- ACQUISITION OF THOMPSON RESIDENTIAL ASSETS

In February 1997, the assets of Thompson Residential Company, Inc. ("TRC"), a privately held, Northern California-based multi-family development company were acquired for $2 million which was paid by the issuance of 74,523 limited partnership units (exchangeable for common stock of the General Partner), using the average closing price of the General Partner's common stock for the ten trading days preceding the acquisition's closing date. In addition, TRC may be paid up to an additional $2 million in cash or limited partnership units if an apartment community (The Hamptons) achieves certain performance targets.

NOTE 7 -- ACQUISITION OF THE VILLAS OF RENAISSANCE

In June 1997, the Partnership acquired a 923-unit apartment community (The Villas of Renaissance) located in the La Jolla region of north San Diego County from an unrelated third party for $127 million. The purchase price was funded by $118 million of borrowings under the Partnership's $250 million unsecured revolving credit facility and $9 million from cash on hand.

                       IRVINE APARTMENT COMMUNITIES, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (dollars in thousands, except per unit amounts)

NOTE 8 -- LAND RIGHTS AGREEMENT WITH THE IRVINE COMPANY

The Partnership and The Irvine Company are parties to an exclusive land rights and non-competition agreement (the "Land Rights Agreement"). This agreement, which extends through July 31, 2020, provides the Partnership the exclusive right, but not the obligation, to acquire additional land sites which have been entitled for residential use and designated by The Irvine Company as ready for apartment development in accordance with the Master Plan. The determination to exercise an option with respect to a site is made solely by a majority of a committee of independent directors of the General Partner (the "Independent Directors Committee"), whose members are unaffiliated with The Irvine Company. In addition, The Irvine Company and its chairman, Donald Bren, have agreed to conduct their apartment community development and ownership activities on the Irvine Ranch solely through the Partnership.

Under terms of the Land Rights Agreement, through July 31, 2000, the purchase price for any apartment community sites acquired may be paid with either cash, common stock or partnership units at the option of the Partnership. After July 31, 2000, the choice of consideration will revert to The Irvine Company.

NOTE 9 -- CERTAIN TRANSACTIONS WITH RELATED PARTIES

Substantially all costs incurred by the General Partner are borne by the Partnership. Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative service agreement covering services for risk management, income taxes, human resources and other services of $132 for the year ended December 31, 1997. The amounts for the corresponding periods in 1996 and 1995 were $108 and $106, respectively. The Irvine Company and the Partnership jointly purchase employee health care insurance and property and casualty insurance. In addition, the Partnership incurred rent totaling $384, $349 and $270 for the years ended December 31, 1997, 1996 and 1995, respectively, related to leases with The Irvine Company that expire in 1998. For the years ended December 31, 1997 and 1996, The Irvine Company contributed $766 and $354, respectively, or the maximum allowable in connection with stock issuances under the dividend reinvestment and additional cash investment plan.

         In March 1995, the Partnership acquired a 512-unit development site known as Newport Ridge for $9,542 from The Irvine Company, pursuant to the Land Rights Agreement between the Partnership and The Irvine Company. The General Partner's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. As partial financing for the acquisition of the site, the Partnership elected to assume $4,184 of tax-exempt assessment district debt. The balance of $5,358 was paid through the issuance of 336,432 additional partnership units in the Partnership to The Irvine Company. The partnership units are exchangeable for common stock on a one for one basis, subject to adjustment and certain limitations.

         In November 1995, the Partnership acquired a 300-unit development site known as Baypointe from The Irvine Company, pursuant to the Land Rights Agreement between the Partnership the The Irvine Company. The total purchase price paid was $4,190, of which $2,223 was cash and $1,967 was paid through the issuance of 113,372 additional partnership units in the Partnership to The Irvine Company. The General Partner's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. The partnership units are exchangeable for common stock on a one for one basis, subject to adjustment and certain limitations.

         In March 1996, the Partnership acquired a development site known as Santa Maria for $3.3 million from The Irvine Company for the development of 227 rental units, pursuant to the Land Rights Agreement between the Partnership and The Irvine Company. The General Partner's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. As partial financing for the site acquisition, the Partnership assumed $2.8 million in tax-exempt assessment district debt. The balance of the purchase price was paid through the issuance of 28,358 additional partnership units in the Partnership to The Irvine Company. The partnership units are exchangeable for common stock on a one for one basis, subject to adjustment and certain limitations.

         Concurrent with the General Partner's common stock offering in July 1996, The Irvine Company, pursuant to its rights under the partnership agreement, purchased 1.49 million partnership units at a price of $20.125 per unit (which is equal to the public offering price of common stock less an amount equivalent to the underwriting discount) or a total of $30.0 million. These units are exchangeable for common stock on a one for one basis, subject to adjustment and certain limitations.

         In July 1996, the Partnership acquired a development site known as The Colony for $3.5 million from The Irvine Company for the development of 245 rental units pursuant to the Land Rights Agreement between the Partnership and The Irvine Company. The General Partner's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. Of the total purchase price, $2.4 million was paid through the issuance of 115,544 additional partnership units in the Partnership to The Irvine Company. The partnership units are exchangeable for common stock on a one for one basis, subject to adjustment and certain limitations.

                       IRVINE APARTMENT COMMUNITIES, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (dollars in thousands, except per unit amounts)

         In December 1996, the Partnership acquired a development site known as Santa Rosa II for $6.0 million from The Irvine Company for the development of 207 rental units pursuant to the Land Rights Agreement between the Partnership and The Irvine Company. The General Partner's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. The purchase price was paid through the issuance of 244,857 additional partnership units in the Partnership to The Irvine Company. The partnership units are exchangeable for common stock on a one for one basis, subject to adjustment and certain limitations.

         In February 1997, the Partnership acquired a development site known as Rancho Santa Fe for $8.4 million from The Irvine Company for the development of 316 rental units pursuant to the Land Rights Agreement between the Partnership and The Irvine Company. The General Partner's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. The purchase price was paid through the issuance of 313,439 additional partnership units in the Partnership to The Irvine Company. The partnership units are exchangeable for common stock on a one for one basis, subject to adjustment and certain limitations. Pursuant to the terms of the acquisitions, a portion of the partnership units in the Partnership are subject to forfeiture if the apartment community developed on the site does not achieve a 10% unleveraged return on costs for the first twelve months following stabilized occupancy.

         Concurrent with the General Partner's common stock offering in February 1997, The Irvine Company, pursuant to its rights under the partnership agreement, purchased 1.39 million partnership units at a price of $26.06 per unit (which is equal to the public offering price of the common stock less an amount equivalent to the underwriting discount) or a total of $36.2 million. These units are exchangeable for common stock on a one for one basis, subject to adjustment and certain limitations.

         In October 1997, the Partnership acquired a development site known as Sonoma for $5.7 million from The Irvine Company for the development of 196 rental units pursuant to the Land Rights Agreement between the Partnership and The Irvine Company. The General Partner's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. The purchase price was paid through the issuance of 179,433 additional partnership units in the Partnership to the Irvine Company. The partnership units are exchangeable for common stock on a one for one basis, subject to adjustment and certain limitations. Pursuant to the terms of the acquisition, a portion of the partnership units in the Partnership are subject to forfeiture if the apartment community developed on the site does not achieve a 10% unleveraged return on costs for the first twelve months following stabilized occupancy.

         In December 1997, the Partnership acquired a development site known as Stonecrest, located in San Diego County, for $9.5 million from an affiliate of The Irvine Company for the development of 326 rental units. The General Partner's board committee of independent directors approved the purchase. The purchase price was paid through the issuance of 305,707 additional partnership units in the Operating Partnership to an affiliate of The Irvine Company. Of the partnership units issued, 199,011 are exchangeable for common stock on a one for one basis and 106,696 partnership units are not exchangeable for common stock absent approval of the shareholders of the General Partner.

         In December 1997, the Partnership acquired a development site known as Brittany for $10.3 million from The Irvine Company for the development of 393 rental units pursuant to the Land Rights Agreement between the Partnership and The Irvine Company. The General Partner's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. The purchase price was paid through the issuance of 332,060 additional partnership units in the Partnership to The Irvine Company. The partnership units are exchangeable for common stock on a one for one basis, subject to adjustment and certain limitations.

         One of the General Partner's directors is chairman of a bank which participates in the Partnership's credit facility. Based on the bank's percentage participation in the credit facility, the Partnership estimates that the amount of interest and fees paid to the bank totaled $279, $245 and $388 in 1997, 1996 and 1995, respectively.

                       IRVINE APARTMENT COMMUNITIES, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (dollars in thousands, except per unit amounts)

NOTE 10 - EARNINGS PER UNIT

The following table sets forth the computation of basic and diluted earnings per unit which have been restated to comply with the new accounting requirements:

  ----------------------------------------------------------------------------------------------------------
                                                                          For the years ended December 31,
  (in thousands, except per unit data)                                       1997       1996         1995
  ----------------------------------------------------------------------------------------------------------
  Numerator:
       Numerator for basic and diluted earnings per unit -
           Net income                                                     $58,583     $41,192        $1,629
  ==========================================================================================================
  Denominator:
       Denominator for basic earnings per unit-weighted average
           units outstanding                                               43,586      38,953        33,191
       Effect of dilutive securities:
           Stock plans                                                        137         151            28
  ----------------------------------------------------------------------------------------------------------
       Denominator for diluted earnings per unit-
           Adjusted weighted-average units after effect of
               dilutive securities                                         43,723      39,104        33,219
  ==========================================================================================================
  Basic earnings per unit:
       Income before extraordinary item                                     $1.34       $1.06         $0.75
       Extraordinary item - charge related to debt extinguishment                                    (0.70)
  ----------------------------------------------------------------------------------------------------------
   Basic Earnings Per Unit                                                  $1.34       $1.06         $0.05
  ==========================================================================================================
  Diluted earnings per unit:
       Income before extraordinary item                                     $1.34       $1.05         $0.75
       Extraordinary item - charge related to debt extinguishment                                    (0.70)
  ----------------------------------------------------------------------------------------------------------
  Diluted Earnings Per Unit                                                 $1.34       $1.05         $0.05
  ==========================================================================================================

Options to purchase 51,000 and 170,000 shares of the General Partner's common stock, the cost of which is borne by the Partnership, were outstanding during 1997 and 1995, respectively, but were not included in the computation of diluted earnings per unit because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

In January 1998, the Trust issued 6.0 million of 8 1/4% Series A Preferred Securities. The proceeds were used to purchase an equivalent amount of 8 1/4% Series A Preferred Limited Partner Units in the Partnership. Income will be allocated to the Series A Preferred Limited Partner Unit Holders at an annual rate of 8 1/4%.


NOTE 11 -- STOCK PLANS

Under the terms of the partnership agreement, payments under the General Partner's stock incentive plans are reimbursed by the Partnership.

EMPLOYEE STOCK OPTION PLAN: The General Partner has adopted long term stock incentive plans that provide for awards of non-qualified or incentive stock options, stock appreciation rights, performance awards, restricted stock, restricted stock units and stock unit awards. The plans limit the number of shares of common stock to be issued with respect to these awards to 5% of the total partnership units and common stock outstanding from time to time. The non-qualified stock options in the table below vest in equal installments over a three-year period from the date of grant and expire ten years from the grant dates.

                       IRVINE APARTMENT COMMUNITIES, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (dollars in thousands, except per unit amounts)

NON-QUALIFIED STOCK OPTION TRANSACTIONS

                                                   Number         Exercise price
                                                of Options          Per share
----------------------------------------------------------------------------------
Outstanding at December 31, 1994                  189,000                  $17.50
Granted                                           384,000        $15.88 to $16.13
Canceled                                         (74,000)        $16.13 to $17.50
----------------------------------------------------------------------------------
Outstanding at December 31, 1995                  499,000        $15.88 to $17.50
Granted                                            10,000                  $20.00
Exercised                                        (66,667)        $16.13 to $17.50
Canceled                                         (33,333)                  $16.13
----------------------------------------------------------------------------------
Outstanding at December 31, 1996                  409,000        $15.88 to $20.00
Granted                                           265,000        $26.63 to $29.81
Exercised                                       (139,666)        $15.88 to $17.50
Canceled                                         (95,001)        $15.88 to $26.88
----------------------------------------------------------------------------------
Outstanding at December 31, 1997                  439,333        $15.88 to $29.81
==================================================================================
Vested and exercisable at December 31, 1997       122,665        $16.13 to $20.00
==================================================================================

The restricted stock awards of the General Partner's President and Chief Executive Officer vest over five years. The restricted stock performance awards issued to other officers vest over a five-year period provided that the Partnership meets certain financial targets.


PERFORMANCE AWARD TRANSACTIONS

                                                              Number of Awards
------------------------------------------------------------------------------
Outstanding at December 31, 1994                                      200,000
Granted                                                               235,000
Canceled                                                            (110,000)
------------------------------------------------------------------------------
Outstanding at December 31, 1995                                      325,000
Granted                                                                10,000
Issued                                                               (20,000)
Canceled                                                             (82,049)
------------------------------------------------------------------------------
Outstanding at December 31, 1996                                      232,951
Granted                                                                96,500
Issued                                                               (62,951)
Canceled                                                            (105,710)
------------------------------------------------------------------------------
Outstanding at December 31, 1997                                      160,790
==============================================================================
Vested at December 31, 1997                                            17,290
==============================================================================

The total number of shares available to be granted at December 31, 1997 under these plans was 1,369,639.

DIRECTORS' STOCK OPTION PLAN: The 1993 Stock Option Plan for Directors was established with 100,000 shares that may be granted to independent directors. Grants of fully vested options to purchase 5,000 shares of common stock at the market price on the grant date were made to each independent director immediately following the Offering. Additionally, grants of fully vested options to purchase 1,000 shares of common stock at the market price on the grant date were made to each independent director immediately following each annual shareholders' meeting beginning in 1995. These options are fully vested when granted and are exercisable for ten years from the grant dates.

                       IRVINE APARTMENT COMMUNITIES, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (dollars in thousands, except per unit amounts)

DIRECTORS' OPTION TRANSACTIONS

                                                Number       Exercise Price
                                            of Options            Per Share
----------------------------------------------------------------------------
Outstanding at December 31, 1994                25,000               $17.44
Granted                                          5,000               $15.63
----------------------------------------------------------------------------
Outstanding at December 31, 1995                30,000     $15.63 to $17.44
Granted                                          5,000               $20.06
----------------------------------------------------------------------------
Outstanding at December 31, 1996                35,000     $15.63 to $20.06
Granted                                          5,000               $26.75
Exercised                                      (7,000)     $15.63 to $20.06
----------------------------------------------------------------------------
Outstanding at December 31, 1997                33,000     $15.63 to $26.75
============================================================================
Available for future grant                      60,000
============================================================================

EQUITY COMPENSATION PLANS: The Partnership applies APB Opinion 25 and related interpretations in accounting for its equity compensation plans as described above. Accordingly, no compensation cost has been recognized for its stock option plans. Compensation cost for the General Partner's other stock-based compensation plans has been determined utilizing the fair value of the award over the service period. Had the Partnership applied FAS Statement 123 for stock-based compensation it would result in net income and earnings per share amounts that approximate the amounts reported. Under FAS Statement 123 the fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.43%, 6.46%, and 7.15%; dividend yields of 5.27%, 7.09% and 8.49%; volatility factors of the expected market price of the General Partner's common stock of 0.184, 0.204 and 0.242; and a weighted average expected life of the options of 7 years.

NOTE 12 -- SAVINGS PLAN

Effective January 1, 1994, the General Partner implemented a defined contribution 401(k) benefit plan covering substantially all employees who have satisfied minimum age and service requirements. The Partnership matches employee contributions up to 50%, within certain limits, which are accrued as incurred. The Partnership also makes contributions to this plan for each participant, generally equal to 3% of the participant's base salary. The aggregate cost of these contributions by the Partnership was $125, $122 and $95 in 1997, 1996 and 1995, respectively.

NOTE 13 -- AGREEMENTS, COMMITMENTS AND CONTINGENCIES

MANAGEMENT AGREEMENTS: The Partnership has management agreements with unaffiliated property management companies to maintain and manage the operations of the properties. Management fees range from 2.5% to 3.25% of revenues depending on the size of the property (resulting in a weighted average rate of approximately 2.8% of revenues). These agreements are renewable annually and are generally cancelable on 30 days' notice. Included in operating expenses are costs incurred by the management companies on behalf of the Partnership.

LITIGATION: The Partnership is party to various legal actions which are incidental to its business. Management believes that these actions will not have a material adverse effect on the Partnership's consolidated financial position.

ASSESSMENT DISTRICTS: In some of the local jurisdictions within Orange County where the Predecessor developed property, assessment districts were formed by local governments to finance major infrastructure improvements. At December 31, 1997, the Partnership had $38.1 million of assessment district debt, of which $21.5 million was reflected in the balance sheet.

EXCHANGE RIGHTS: The Irvine Company and certain of its affiliates have the right to exchange up to one-third of the total partnership units owned by them for shares of common stock in each twelve-month period commencing on December 8 of each year at an exchange ratio of one to one, subject to adjustment in certain events. These exchanges are subject to certain restrictions including percentage ownership limits.

GENERAL PARTNER'S OBLIGATION TO PURCHASE TENDERED PARTNERSHIP UNITS: The Irvine Company and certain of its affiliates have the right to sell to the General Partner for cash generally up to one-third of its partnership units in each twelve-month period commencing on December 8 of each year. These sales are subject to certain restrictions. The General Partner is to purchase the tendered interests at a purchase price equal to the average of the daily market prices for the common stock of the General Partner for the ten consecutive

                       IRVINE APARTMENT COMMUNITIES, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (dollars in thousands, except per unit amounts)

trading days immediately preceding the date of receipt by the General Partner of a notice of cash tender. The General Partner is to pay for these interests solely with the net proceeds of an offering of the General Partner's common stock. The General Partner would bear the costs of sale (other than underwriting discounts and commissions). The Irvine Company and certain of its affiliates would bear all market risk if the market price at closing was less than the purchase price as determined on the date of tender. Any proceeds of the offering in excess of the purchase price would be for the sole benefit of the General Partner.

RENT RESTRICTIONS: As of December 31, 1997, 18.5% of the apartment units within the Partnership's portfolio were required to be set aside for residents within certain income levels and had limitations on the rent that could be charged to such tenants. The rental revenue from five of these projects includes governmental rent subsidy payments of $3,903, $3,977 and $4,023 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 14 -- IAC CAPITAL TRUST (UNAUDITED)

In January 1998, IAC Capital Trust issued 6.0 million of 8 1/4% Series A Preferred Securities. The proceeds of $150 million were used to purchase an equivalent amount of 8 1/4% Series A Preferred Limited Partner Units in the Partnership. The Partnership used the $150 million of proceeds, net of costs and offering expenses, all of which were paid by the Partnership, to repay the outstanding balance on the Partnership's credit facility and to fund development.

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

All 1996 quarters and the first three quarters of 1997 have been restated to comply with the new accounting requirements regarding earnings per unit.


(dollars in thousands, except per unit data)
1997 Quarters Ended                                    March 31        June 30     September 30   December 31
-------------------------------------------------------------------------------------------------------------
Revenues                                                $43,280         $44,673        $48,913       $50,079
Expenses                                                 29,761          29,583         34,567        34,451
Net income                                               13,519          15,090         14,346        15,628
Basic earnings per unit                                   $0.32           $0.34          $0.33         $0.35
Diluted earnings per unit                                 $0.32           $0.34          $0.33         $0.35
=============================================================================================================

1996 Quarters Ended                                     March 31       June 30      September 30  December 31
-------------------------------------------------------------------------------------------------------------
Revenues                                                $37,089         $38,967        $40,680       $41,962
Expenses                                                 28,401          29,811         29,619        29,675
Net income                                                8,688           9,156         11,061        12,287
Basic earnings per unit                                   $0.23           $0.24          $0.27         $0.30
Diluted earnings per unit                                 $0.23           $0.24          $0.27         $0.30
-------------------------------------------------------------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS


To the Partners
Irvine Apartment Communities, L.P.

         We have audited the accompanying consolidated balance sheets of Irvine Apartment Communities, L.P., a Delaware limited partnership, as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule beginning on page F-19. These financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Irvine Apartment Communities, L.P. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            /s/ ERNST & YOUNG LLP
                                            -----------------------------------


Newport Beach, California
January 30, 1998

                       IRVINE APARTMENT COMMUNITIES, INC.
     SCHEDULE III -- CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1997
                                 (in thousands)


                                                                 Gross Amount at Which
                                                           Carried at December 31, 1997(a)(b)
                                                          ------------------------------------
                                   Number of   Encum-                 Buildings and             Accumulated     Date of  Depreciable
       Property                      Units    brances(c)   Land(d)    Improvements     Total    Depreciation  Completion   Life(e)
------------------------------------------------------------------------------------------------------------------------------------
PROPERTIES STABILIZED FOR ALL OF 1997:
    IRVINE, CALIFORNIA
       Amherst Court                   162                $    1,430   $   11,265   $   12,695   $    2,675         1991   5-40 yrs.
       Berkeley Court                  152   $    7,722          858        8,273        9,131        3,041         1986   5-40 yrs.
       Cedar Creek                     176        8,492          519        8,666        9,185        3,280         1985   5-40 yrs.
       Columbia Court                   58        2,572          321        2,689        3,010          961         1984   5-40 yrs.
       Cornell Court                   109        5,145          785        5,065        5,850        1,760         1984   5-40 yrs.
       Cross Creek                     136        6,680          561        7,317        7,878        2,786         1985   5-40 yrs.
       Dartmouth Court                 294       17,114        2,674       17,338       20,012        6,005         1986   5-40 yrs.
       Deerfield                       288       10,656        3,810       11,649       15,459        4,740      1975/83   5-40 yrs.
       Harvard Court                   112        5,101        1,034        5,880        6,914        2,118         1986   5-40 yrs.
       Northwood Park                  168        7,674        1,246        8,498        9,744        3,307         1985   5-40 yrs.
       Northwood Place                 604       29,813        4,613       34,542       39,155       12,081         1986   5-40 yrs.
       Orchard Park                     60                     1,138        2,115        3,253          896         1982   5-40 yrs.
       Park West                       880       33,630       18,768       53,876       72,644       27,549   1970/71/72   5-40 yrs.
       Parkwood                        296       12,428        7,667       12,825       20,492        5,250         1974   5-40 yrs.
       Rancho San Joaquin              368       16,766        7,910       28,446       36,356       13,696         1976   5-40 yrs.
       San Carlo                       354                     2,751       26,002       28,753        6,605         1989   5-40 yrs.
       San Leon                        248       12,245        1,751       14,560       16,311        4,845         1987   5-40 yrs.
       San Marco                       426       24,061        2,922       24,400       27,322        6,899         1988   5-40 yrs.
       San Marino                      200        9,741        1,399       11,602       13,001        4,082         1986   5-40 yrs.
       San Mateo                       283                     1,462       18,675       20,137        4,330         1990   5-40 yrs.
       San Paulo                       382       26,324        1,930       26,886       28,816        3,317         1993   5-40 yrs.
       San Remo                        248       13,681        1,792       14,332       16,124        4,849      1986/88   5-40 yrs.
       Santa Clara                     378                     3,761       30,996       34,757        2,470         1996   5-40 yrs.
       Santa Rosa                      368                     3,277       27,550       30,827        2,335         1996   5-40 yrs.
       Stanford Court                  320       13,725        2,202       14,260       16,462        5,592         1985   5-40 yrs.
       The Parklands                   121        6,102           68        7,214        7,282        2,511         1983   5-40 yrs.
       Turtle Rock Canyon              217       18,585        1,889       20,108       21,997        4,359         1991   5-40 yrs.
       Turtle Rock Vista               252       13,178        6,327       13,471       19,798        5,576      1976/77   5-40 yrs.
       Villa Coronado                  513                     5,842       38,069       43,911        3,302         1996   5-40 yrs.
       Windwood Glen                   196        9,744        1,266        9,719       10,985        3,422         1985   5-40 yrs.
       Windwood Knoll                  248                     1,111       11,815       12,926        4,068         1983   5-40 yrs.
       Woodbridge Oaks                 120                       832        6,832        7,664        2,398         1983   5-40 yrs.
       Woodbridge Pines                220        8,332        5,755       10,607       16,362        4,345         1976   5-40 yrs.
       Woodbridge Villas               258                     4,353        9,234       13,587        3,978         1982   5-40 yrs.
       Woodbridge Willows              200        9,549        1,421       11,501       12,922        5,161         1984   5-40 yrs.
------------------------------------------------------------------------------------------------------------------------------------
                                     9,415      329,060      105,445      566,277      671,722      174,591
------------------------------------------------------------------------------------------------------------------------------------
    NEWPORT BEACH, CALIFORNIA
       Bayport                         104        4,787        3,146        4,249        7,395        1,818         1971   5-40 yrs.
       Bayview                          64        3,456        2,353        2,939        5,292        1,291         1971   5-40 yrs.
       Baywood                         388       20,651       10,809       20,496       31,305        8,106      1973/84   5-40 yrs.
       Mariner Square                  114        5,542          392        5,145        5,537        3,365         1969   5-40 yrs.
       Newport North                   570       37,554        8,849       31,417       40,266       10,810         1986   5-40 yrs.
       Newport Ridge                   512                     9,542       45,094       54,636        3,283         1996   5-40 yrs.
       Promontory Point                520       35,683       18,775       41,566       60,341       17,480         1974   5-40 yrs.
------------------------------------------------------------------------------------------------------------------------------------
                                     2,272      107,673       53,866      150,906      204,772       46,154
------------------------------------------------------------------------------------------------------------------------------------
   TUSTIN, CALIFORNIA
       Rancho Alisal                   356       20,400        3,558       20,029       23,587        6,446      1988/91   5-40 yrs.
       Rancho Maderas                  266       19,160        1,144       16,291       17,435        4,184         1989   5-40 yrs.
       Rancho Mariposa                 238       12,597          683       16,290       16,973        3,038         1992   5-40 yrs.
       Rancho Monterey                 436                     6,823       33,994       40,817        2,485         1996   5-40 yrs.
       Rancho Tierra                   252       19,407        1,215       16,505       17,720        4,372         1989   5-40 yrs.
       Sierra Vista                    306                     2,318       22,808       25,126        4,133         1992   5-40 yrs.
------------------------------------------------------------------------------------------------------------------------------------
                                     1,854       71,564       15,741      125,917      141,658       24,657
------------------------------------------------------------------------------------------------------------------------------------
TOTAL PROPERTIES STABILIZED
  FOR ALL OF 1997                   13,541      508,297      175,052      843,100    1,018,152      245,402
------------------------------------------------------------------------------------------------------------------------------------
PROPERTIES STABILIZED OR ACQUIRED
  DURING 1997:
       Santa Maria (Irvine)            227                     3,343       19,289       22,632          588         1997   5-40 yrs.
       Baypointe (Newport Beach)       300                     4,190       28,818       33,008          755         1997   5-40 yrs.
       Villas of Renaissance
         (San Diego County)            923                    23,075      104,390      127,465        1,387         1992   5-40 yrs.
------------------------------------------------------------------------------------------------------------------------------------
TOTAL PROPERTIES STABILIZED OR
  ACQUIRED DURING 1997               1,450                    30,608      152,497      183,105        2,731
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STABILIZED PORTFOLIO          14,991   $  508,297   $  205,660   $  995,597  $ 1,201,257    $ 248,132
------------------------------------------------------------------------------------------------------------------------------------

                                                                    Gross Amount at Which
                                                              Carried at December 31, 1997(a)(b)
                                                              ---------------------------------
                                                                                                                   Date    Depreci-
                                       Number of  Encum-               Buildings and                Accumulated   of Com-    able
Apartment Community Name (Location)     Units    brances(c)   Land (d)  Improvements      Total     Depreciation  pletion   Life(e)
------------------------------------------------------------------------------------------------------------------------------------
DELIVERED UNITS IN PROJECTS UNDER
  DEVELOPMENT
    The Colony (Newport Beach)              81                $ 1,166   $   13,408      $   14,574       $ 25              5-40 yrs.
    Rancho Santa Fe (Tustin)                36                    971        3,547           4,518          3              5-40 yrs.
    Santa Rosa II (Irvine)                  28                    890        2,765           3,655          4              5-40 yrs.
    Other                                                                      379             379         80
------------------------------------------------------------------------------------------------------------------------------------
TOTAL DELIVERED UNITS                      145                  3,027       20,099          23,126        113
------------------------------------------------------------------------------------------------------------------------------------

TOTAL STABILIZED AND DELIVERED          15,136    508,297     208,687    1,015,696       1,224,383    248,245
------------------------------------------------------------------------------------------------------------------------------------
UNITS UNDER DEVELOPMENT
    The Colony (Newport Beach)             164                  2,379       23,939          26,318
    Rancho Santa Fe (Tustin)               280                  7,437       17,338          24,775
    Santa Rosa II (Irvine)                 179                  5,109       13,361          18,470
    The Hamptons (Silicon Valley)          342                 15,000       20,033          35,033
    Sonoma (Irvine)                        196                  5,697        2,275           7,972
    Brittany (Irvine)                      393                 10,325        1,855          12,180
    Stonecrest (San Diego County)          326                  9,475          199           9,674
    Avventura (San Diego County)           232                  7,800          666           8,466
    Other                                                                    5,536           5,536
------------------------------------------------------------------------------------------------------------------------------------
TOTAL UNITS UNDER DEVELOPMENT            2,112                 63,222       85,202         148,424
------------------------------------------------------------------------------------------------------------------------------------

TOTAL                                   17,248   $508,297    $271,909   $1,100,898      $1,372,807   $248,245
====================================================================================================================================

Notes:

(a) The aggregate cost basis of land and buildings before accumulated depreciation for federal income tax purposes is approximately $1,051,835 (unaudited).

(b) The gross amount at which buildings and improvements are carried represent historical cost amounts incurred in the development of the projects and capital improvements incurred subsequent to the completion of construction. Prior to the IAC's December 1993 initial public offering, the gross land, buildings and improvements amounts represent The Irvine Company's (i.e. the Predecessor's) historical cost basis.

(c)   Encumbrances represent debt secured by deeds of trust.

(d) Land acquired from The Irvine Company is recorded at cost based on the purchase price.

(e) Estimated useful lives are five to seven years for furniture and fixtures, five to twenty years for improvements and forty years for buildings.


      A summary of activity of real estate and accumulated depreciation is as follows:


                                                                        December 31,
                                                         ----------------------------------------------
Real Estate                                                 1997             1996              1995
-------------------------------------------------------------------------------------------------------
Balance at beginning of year                             $1,084,234       $1,005,633          $869,756
Additions:
     Through cash expenditures                              252,668           66,857           124,368
     Through assumption of tax-exempt
        assessment district debt                                               2,771             4,184
     Through issuance of Operating
       Partnership units                                     35,905            8,973             7,325
-------------------------------------------------------------------------------------------------------

Balance at end of year                                   $1,372,807       $1,084,234        $1,005,633
-------------------------------------------------------------------------------------------------------



                                                                        December 31,
                                                         ----------------------------------------------
Accumulated Depreciation                                       1997             1996              1995
-------------------------------------------------------------------------------------------------------
Balance at beginning of year                               $219,193         $192,106          $169,039
Charges to depreciation expense                              29,052           27,087            23,067
-------------------------------------------------------------------------------------------------------

Balance at end of period                                   $248,245         $219,193          $192,106
-------------------------------------------------------------------------------------------------------