Form 10-Q
period 1998-03-31
IRVINE APARTMENT COMMUNITIES INC; IRVINE APARTMENT COMMUNITIES L P; IAC CAPITAL TRUST
filed 1998-05-15
CIK 912084, 1038358, 1048922

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Period Ended March 31, 1998.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________________ to
        _________________ .

      Commission File Number: 1-12478 (Irvine Apartment Communities, Inc.)
                              0-22569 (Irvine Apartment Communities, L.P.)
                              1-13721 (IAC Capital Trust)

                       IRVINE APARTMENT COMMUNITIES, INC.
                       IRVINE APARTMENT COMMUNITIES, L.P.
                                IAC CAPITAL TRUST
           (Exact Name of Registrants as Specified in Their Charters)

                  Maryland                             33-0698698
                  Delaware                             33-0587829
                  Delaware                             91-6452946
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

                  Irvine Apartment Communities, Inc.: Yes [X] No [ ] Irvine Apartment Communities, L.P.: Yes [X] No [ ]
                  IAC Capital Trust:                  Yes [X]  No [ ]
                 (IAC Capital Trust only subject to such filing
                      requirements since January 14, 1998)


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Irvine Apartment Communities,
Inc.: common stock, $0.01 Par Value - 19,982,856 shares as of April 30, 1998; Irvine Apartment Communities, L.P.: units of common partnership interest - 44,936,043 units as of April 30, 1998.


================================================================================

                      IRVINE APARTMENT COMMUNITIES, INC.,
                     IRVINE APARTMENT COMMUNITIES, L.P. and
                               IAC CAPITAL TRUST



                                     INDEX

                                                                                       PAGE
                                                                                       ----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements - Irvine Apartment Communities, Inc.

            -   Consolidated Balance Sheets as of March 31, 1998 and December
                31, 1997                                                                  1

            -   Consolidated Statements of Operations for the three months ended
                March 31, 1998 and 1997                                                   2

            -   Consolidated Statements of Changes in Shareholders' Equity for
                the three months ended March 31, 1998 and 1997                            3

            -   Consolidated Statements of Cash Flows for the three months ended
                March 31, 1998 and 1997                                                   4

        Financial Statements - Irvine Apartment Communities, L.P.

            -   Consolidated Balance Sheets as of March 31, 1998 and December
                31, 1997                                                                  5

            -   Consolidated Statements of Operations for the three months ended
                March 31, 1998 and 1997                                                   6

            -   Consolidated Statements of Changes in Partners' Capital for the
                three months ended March 31, 1998 and 1997                                7

            -   Consolidated Statements of Cash Flows for the three months ended
                March 31, 1998 and 1997                                                   8

        Financial Statements - IAC Capital Trust

            -   Balances Sheet as of March 31, 1998                                       9

            -   Statements of Operations and Equity for the period January 20, 1998
                (commencement of operations) to March 31, 1998                            10

            -   Statement of Cash Flows for the period January 20, 1998
                (commencement of operations) to March 31, 1998                            11

        Notes to Consolidated Financial Statements                                        12 to 16

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                     17 to 25

Item 3. Quantitative and Qualitative Disclosures About Market Risk                        26

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                                 26

Item 2. Changes in Securities and Use of Proceeds                                         26

Item 3. Defaults Upon Senior Securities                                                   26

Item 4. Submission of Matters to a Vote of Security Holders                               26

Item 5. Other Information                                                                 26

Item 6. Exhibits and Reports on Form 8-K                                                  27

        SIGNATURES                                                                        28

PART I - FINANCIAL INFORMATION
Item 1.

                       Irvine Apartment Communities, Inc.

                           CONSOLIDATED BALANCE SHEETS


                                                                                    March 31,         December 31,
(in thousands, except per share amounts)                                                 1998                 1997
==================================================================================================================
ASSETS                                                                            (unaudited)
Real estate assets, at cost
     Land                                                                         $   213,324          $   208,687
     Buildings and improvements                                                     1,038,549            1,015,696
------------------------------------------------------------------------------------------------------------------
                                                                                    1,251,873            1,224,383
     Accumulated depreciation                                                        (256,154)            (248,245)
------------------------------------------------------------------------------------------------------------------
                                                                                      995,719              976,138
     Under development, including land                                                149,601              148,424
------------------------------------------------------------------------------------------------------------------
                                                                                    1,145,320            1,124,562
Cash and cash equivalents                                                              54,477                4,624
Restricted cash                                                                         1,550                1,464
Deferred financing costs, net                                                          18,604               19,079
Other assets                                                                           15,542               13,948
------------------------------------------------------------------------------------------------------------------
                                                                                  $ 1,235,493          $ 1,163,677
==================================================================================================================

LIABILITIES
Mortgages and notes payable
     Tax-exempt mortgage bond financings                                          $   324,701          $   325,644
     Conventional mortgage financings                                                 131,595              132,256
     Mortgage notes payable to The Irvine Company                                      50,181               50,397
     Tax-exempt assessment district debt                                               21,506               21,544
     Line of credit                                                                                         75,000
     Unsecured notes payable                                                           99,236               99,222
------------------------------------------------------------------------------------------------------------------
                                                                                      627,219              704,063
Accounts payable and accrued liabilities                                               33,209               30,689
Security deposits                                                                       8,098                7,698
------------------------------------------------------------------------------------------------------------------
                                                                                      668,526              742,450

MINORITY INTEREST - REDEEMABLE PREFERRED INTEREST OF SUBSIDIARY                       144,000

MINORITY INTEREST                                                                     210,523              210,307

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 10,000 shares authorized;
     no shares issued or outstanding
Common stock, par value $0.01 per share; 150,000 shares authorized;
     19,983 shares and 19,901 shares issued and outstanding, respectively                 200                  199
Excess stock, par value $0.01 per share; 160,000 shares authorized;
     no shares issued or outstanding
Additional paid-in capital                                                            237,660              235,487
Accumulated deficit                                                                   (25,416)             (24,766)
------------------------------------------------------------------------------------------------------------------
                                                                                      212,444              210,920
------------------------------------------------------------------------------------------------------------------
                                                                                  $ 1,235,493          $ 1,163,677
==================================================================================================================


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                       Irvine Apartment Communities, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               Three Months Ended March 31,
(unaudited, in thousands, except per share amounts)                                    1998            1997
-----------------------------------------------------------------------------------------------------------

REVENUES
Rental income                                                                       $49,587         $42,092
Other income                                                                          1,213             940
Interest income                                                                         769             248
-----------------------------------------------------------------------------------------------------------
                                                                                     51,569          43,280
-----------------------------------------------------------------------------------------------------------

EXPENSES
Property expenses                                                                    10,589           9,186
Real estate taxes                                                                     4,006           3,465
Property management fees                                                              1,393           1,215
Interest expense, net                                                                 7,112           6,861
Amortization of deferred financing costs                                                491             649
Depreciation and amortization                                                         8,041           6,751
General and administrative                                                            2,158           1,634
-----------------------------------------------------------------------------------------------------------
                                                                                     33,790          29,761
-----------------------------------------------------------------------------------------------------------
INCOME BEFORE REDEEMABLE PREFERRED INTEREST AND MINORITY INTEREST IN INCOME          17,779          13,519
Redeemable preferred interest                                                         2,441
Minority interest in income                                                           8,522           7,408
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                                          $ 6,816         $ 6,111
===========================================================================================================
EARNINGS PER SHARE:
Basic                                                                               $  0.34         $  0.32
Diluted                                                                             $  0.34         $  0.32
===========================================================================================================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic                                                                                19,932          19,096
Diluted                                                                              20,049          19,244
===========================================================================================================

See accompanying notes.

                       Irvine Apartment Communities, Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                        Three Months Ended March 31,
(unaudited, in thousands, except per share amounts)                                                         1998               1997
-----------------------------------------------------------------------------------------------------------------------------------

COMMON STOCK, PAR VALUE $0.01 PER SHARE
Balance at beginning of period                                                                         $     199          $     186
  Net proceeds from common stock offering                                                                                        11
  Proceeds from stock options exercised                                                                        1                  1
-----------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                               $     200          $     198
===================================================================================================================================

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                                                                         $ 235,487          $ 202,116
  Net proceeds from dividend reinvestment and additional cash investment plan                              1,584                110
  Proceeds from stock options exercised                                                                      349              1,022
  Stock awards issued                                                                                        240                241
  Net proceeds from common stock offering                                                                                    29,559
-----------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                               $ 237,660          $ 233,048
===================================================================================================================================

ACCUMULATED DEFICIT
Balance at beginning of period                                                                         ($ 24,766)         ($ 22,285)
  Net income                                                                                               6,816              6,111
  Distributions to shareholders                                                                           (7,466)            (6,778)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                               ($ 25,416)         ($ 22,952)
===================================================================================================================================

===================================================================================================================================
TOTAL SHAREHOLDERS' EQUITY                                                                             $ 212,444          $ 210,294
===================================================================================================================================

SHARES OF COMMON STOCK OUTSTANDING
Balance at beginning of period                                                                            19,901             18,556
  Additional shares issued under the dividend reinvestment and additional cash investment plan                53                  5
  Stock options exercised                                                                                     21                 63
  Stock awards issued                                                                                          8                  9
  Additional shares issued under common stock offering                                                                        1,150
-----------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                  19,983             19,783
===================================================================================================================================

See accompanying notes.

                       Irvine Apartment Communities, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Three Months Ended March 31,
(unaudited, in thousands)                                                                       1998               1997
========================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                 $   6,816          $   6,111
Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of deferred financing costs                                                     491                649
    Depreciation and amortization                                                              8,041              6,751
    Minority interest in income                                                                8,522              7,408
    Redeemable preferred interest                                                              2,441
    Increase (decrease) in cash attributable to changes in assets and liabilities:
       Restricted cash                                                                           (86)               (83)
       Other assets                                                                           (1,711)            (2,178)
       Accounts payable and accrued liabilities                                                4,474              2,225
       Security deposits                                                                         400                318
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                     29,388             21,201
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets                                            (726)              (473)
Capital investments in real estate assets                                                    (29,641)           (28,493)
------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                        (30,367)           (28,966)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit                                                               2,000              5,000
Payments on lines of credit                                                                  (77,000)           (21,000)
Payments on tax-exempt mortgage bond financings                                                 (943)              (876)
Principal payments                                                                              (915)              (848)
Additions to deferred financing costs                                                            (15)
Net proceeds from issuance of redeemable preferred interest                                  143,985
Net proceeds from dividend reinvestment and additional cash investment plan                    2,624                299
Proceeds from stock options exercised                                                            348              1,023
Contributions from The Irvine Company                                                                            36,333
Net proceeds from common stock offering                                                                          29,969
Distributions to redeemable preferred interest holders                                        (2,441)
Distributions to The Irvine Company and certain of its affiliates                             (9,202)            (8,251)
Distributions to other common limited partners                                                  (143)               (28)
Distributions to shareholders                                                                 (7,466)            (6,778)
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                     50,832             34,843
------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     49,853             27,078
Cash and Cash Equivalents at Beginning of Period                                               4,624              3,205
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $  54,477          $  30,283
========================================================================================================================
Supplemental Disclosure of Cash Flow Information
    Interest paid, net of amounts capitalized                                              $   5,737          $   6,974
========================================================================================================================

See accompanying notes.

                       Irvine Apartment Communities, L.P.

                           CONSOLIDATED BALANCE SHEETS


                                                                     March 31,         December 31,
(in thousands)                                                            1998                 1997
====================================================================================================
ASSETS                                                             (unaudited)
Real estate assets, at cost
     Land                                                          $   213,324          $   208,687
     Buildings and improvements                                      1,038,549            1,015,696
----------------------------------------------------------------------------------------------------
                                                                     1,251,873            1,224,383
     Accumulated depreciation                                         (256,154)            (248,245)
----------------------------------------------------------------------------------------------------
                                                                       995,719              976,138
     Under development, including land                                 149,601              148,424
----------------------------------------------------------------------------------------------------
                                                                     1,145,320            1,124,562
Cash and cash equivalents                                               54,477                4,624
Restricted cash                                                          1,550                1,464
Deferred financing costs, net                                           18,604               19,079
Other assets                                                            15,542               13,948
----------------------------------------------------------------------------------------------------
                                                                   $ 1,235,493          $ 1,163,677
====================================================================================================

LIABILITIES
Mortgages and notes payable
     Tax-exempt mortgage bond financings                           $   324,701          $   325,644
     Conventional mortgage financings                                  131,595              132,256
     Mortgage notes payable to The Irvine Company                       50,181               50,397
     Tax-exempt assessment district debt                                21,506               21,544
     Line of credit                                                                          75,000
     Unsecured notes payable                                            99,236               99,222
----------------------------------------------------------------------------------------------------
                                                                       627,219              704,063
Accounts payable and accrued liabilities                                33,209               30,689
Security deposits                                                        8,098                7,698
----------------------------------------------------------------------------------------------------
                                                                       668,526              742,450

REDEEMABLE PREFERRED LIMITED PARTNER UNITS
Redeemable series A preferred limited partner units, 6,000
  partnership units outstanding at March 31, 1998                      144,000

PARTNERS' CAPITAL
General partner, 19,983 common partnership units at March
  31, 1998 and 19,901 at December 31, 1997                             212,444              210,920
Common limited partners, 24,953 common partnership units
  at March 31, 1998 and 24,919 at December 31, 1997                    210,523              210,307
----------------------------------------------------------------------------------------------------
                                                                       422,967              421,227
----------------------------------------------------------------------------------------------------
                                                                   $ 1,235,493          $ 1,163,677
====================================================================================================

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three Months Ended March 31,
(unaudited, in thousands, except per unit amounts)              1998            1997
------------------------------------------------------------------------------------
REVENUES
Rental income                                                $49,587         $42,092
Other income                                                   1,213             940
Interest income                                                  769             248
------------------------------------------------------------------------------------
                                                              51,569          43,280
------------------------------------------------------------------------------------

EXPENSES
Property expenses                                             10,589           9,186
Real estate taxes                                              4,006           3,465
Property management fees                                       1,393           1,215
Interest expense, net                                          7,112           6,861
Amortization of deferred financing costs                         491             649
Depreciation and amortization                                  8,041           6,751
General and administrative                                     2,158           1,634
------------------------------------------------------------------------------------
                                                              33,790          29,761
------------------------------------------------------------------------------------
INCOME BEFORE REDEEMABLE PREFERRED INTEREST                   17,779          13,519

Redeemable preferred interest                                  2,441
------------------------------------------------------------------------------------
NET INCOME                                                   $15,338         $13,519
====================================================================================
ALLOCATION OF NET INCOME:
General Partner                                              $ 6,816         $ 6,111
Common Limited Partners                                      $ 8,522         $ 7,408
====================================================================================
EARNINGS PER COMMON UNIT:
Basic                                                        $  0.34         $  0.32
Diluted                                                      $  0.34         $  0.32
====================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON UNITS OUTSTANDING:
Basic                                                         44,863          42,230
Diluted                                                       44,980          42,378
====================================================================================


See accompanying notes.

                       Irvine Apartment Communities, L.P.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                              Irvine Apartment
(unaudited, in thousands)                    Communities, Inc.   Limited Partners              Total
====================================================================================================

PARTNERS' CAPITAL
Balance at January 1, 1997                           $ 180,017          $ 140,327          $ 320,344
  Net income                                             6,111              7,408             13,519
  Contributions                                         30,944             46,906             77,850
  Distributions                                         (6,778)            (8,279)           (15,057)
----------------------------------------------------------------------------------------------------
Balance at March 31, 1997                            $ 210,294          $ 186,362          $ 396,656
====================================================================================================

Balance at January 1, 1998                           $ 210,920          $ 210,307          $ 421,227
  Net income                                             6,816              8,522             15,338
  Contributions                                          2,174              1,039              3,213
  Distributions                                         (7,466)            (9,345)           (16,811)
----------------------------------------------------------------------------------------------------
Balance at March 31, 1998                            $ 212,444          $ 210,523          $ 422,967
====================================================================================================

COMMON PARTNERSHIP UNITS OUTSTANDING
Balance at January 1, 1997                              18,556             22,292             40,848
  Additional common partnership units issued             1,227              1,789              3,016
----------------------------------------------------------------------------------------------------
Balance at March 31, 1997                               19,783             24,081             43,864
====================================================================================================

Balance at January 1, 1998                              19,901             24,919             44,820
  Additional common partnership units issued                82                 34                116
----------------------------------------------------------------------------------------------------
Balance at March 31, 1998                               19,983             24,953             44,936
====================================================================================================

See accompanying notes.

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Three Months Ended March 31,
(unaudited, in thousands)                                                                       1998               1997
=======================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                 $  15,338          $  13,519
Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of deferred financing costs                                                     491                649
    Depreciation and amortization                                                              8,041              6,751
    Redeemable preferred interest                                                              2,441
    Increase (decrease) in cash attributable to changes in assets and liabilities:
       Restricted cash                                                                           (86)               (83)
       Other assets                                                                           (1,711)            (2,178)
       Accounts payable and accrued liabilities                                                4,474              2,225
       Security deposits                                                                         400                318
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                     29,388             21,201
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets                                            (726)              (473)
Capital investments in real estate assets                                                    (29,641)           (28,493)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                        (30,367)           (28,966)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit                                                               2,000              5,000
Payments on lines of credit                                                                  (77,000)           (21,000)
Payments on tax-exempt mortgage bond financings                                                 (943)              (876)
Principal payments                                                                              (915)              (848)
Additions to deferred financing costs                                                            (15)
Net proceeds from issuance of redeemable preferred limited partner units                     143,985
Distributions to redeemable preferred limited partner unit holders                            (2,441)
Contributions from partners                                                                    2,972             67,624
Distributions to partners                                                                    (16,811)           (15,057)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                     50,832             34,843
-----------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     49,853             27,078
Cash and Cash Equivalents at Beginning of Period                                               4,624              3,205
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $  54,477          $  30,283
=======================================================================================================================
Supplemental Disclosure of Cash Flow Information
    Interest paid, net of amounts capitalized                                              $   5,737          $   6,974
=======================================================================================================================

See accompanying notes.

                                IAC Capital Trust

                                  BALANCE SHEET

                                 March 31, 1998


(unaudited, dollars in thousands)
============================================================================================================
Assets
Cash                                                                                                $      5
Investment in Subsidiary                                                                             150,000
------------------------------------------------------------------------------------------------------------
                                                                                                    $150,005
============================================================================================================

Liabilities and Equity
Redeemable Preferred Securities, 25,000,000 securities authorized
     Redeemable Series A Preferred Securities, 6,900,000 securities authorized,
     6,000,000 securities issued and outstanding                                                    $150,000
Equity
     Common Securities, 20,000 securities authorized, 200 securities issued and outstanding                5
------------------------------------------------------------------------------------------------------------
                                                                                                    $150,005
============================================================================================================

See accompanying notes.

                                IAC Capital Trust

                       STATEMENTS OF OPERATIONS AND EQUITY

 For the Period January 20, 1998 (commencement of operations) to March 31, 1998


(unaudited, in thousands, except per security amounts)
==========================================================================
REVENUE
Income from investment in subsidiary                                $2,441
--------------------------------------------------------------------------
INCOME BEFORE REDEEMABLE PREFERRED INTEREST                          2,441
Redeemable preferred interest                                        2,441
--------------------------------------------------------------------------
NET INCOME                                                          $    0
==========================================================================

Issuance of common securities                                       $    5
Net income                                                               0
--------------------------------------------------------------------------
EQUITY - END OF PERIOD                                              $    5
==========================================================================

See accompanying notes.

                                IAC Capital Trust

                             STATEMENT OF CASH FLOWS

 For the Period January 20, 1998 (commencement of operations) to March 31, 1998


(unaudited, in thousands)
=====================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                  $       0
Adjustments to reconcile net income to net cash provided by operating activities:
Redeemable preferred interest                                                                   2,441
-----------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                       2,441
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary                                                                     (150,000)
-----------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                        (150,000)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common securities                                                         5
Proceeds from issuance of redeemable preferred securities                                     150,000
Distributions to preferred securities holders                                                  (2,441)
-----------------------------------------------------------------------------------------------------
Net Cash  Provided by Financing Activities                                                    147,564
-----------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                           5
Cash and Cash Equivalents at Inception                                                              0
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $       5
=====================================================================================================


See accompanying notes.

                      IRVINE APARTMENT COMMUNITIES, INC.,
                     IRVINE APARTMENT COMMUNITIES, L.P. AND
                               IAC CAPITAL TRUST
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION

Irvine Apartment Communities, Inc., a Maryland corporation (the "Company"), operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. In connection with the Company's initial public offering of common stock (the "Offering"), the Company obtained a general partnership interest in and became the sole managing general partner of Irvine Apartment Communities, L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership was formed on November 15, 1993 and began operations as of December 8, 1993, the date of the Offering. In connection with the Offering, The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Operating Partnership. At March 31, 1998, the Company had a 44.4% general partnership interest in and was the sole managing general partner of the Operating Partnership. At March 31, 1998, the common limited partners had a 55.6% common limited partnership interest in the Operating Partnership, with The Irvine Company and certain of its affiliates owning a 55.4% common limited partnership interest in the Operating Partnership. On February 4, 1997, the Operating Partnership acquired the assets of Thompson Residential Company, Inc. The purchase price was paid by the issuance of 74,523 common limited partnership units in the Operating Partnership. At March 31, 1998, Thompson Residential Company, Inc. had a 0.2% common limited partnership interest in the Operating Partnership. The Operating Partnership's management and operating decisions are under the unilateral control of the Company. The Company was incorporated in Delaware on September 10, 1993. On May 2, 1996, the Company changed its state of incorporation from Delaware to Maryland.

The Company is a self-administered equity REIT engaged in the operation and development (through the Operating Partnership) of apartment communities in Orange County, California and, beginning in 1997, other locations in California. As of March 31, 1998, the Operating Partnership owned 59 apartment communities representing 15,325 apartment units and 1,933 units under development (collectively, the "Properties"). The Operating Partnership broke ground on its first "off-Ranch" apartment community, located in Northern California's Silicon Valley, in May 1997. On June 30, 1997, the Operating Partnership acquired a 923-unit apartment community in the La Jolla region of north San Diego County. Until July 31, 2020, the Operating Partnership has the exclusive right, but not the obligation, to acquire land from The Irvine Company for development of additional apartment communities on the Irvine Ranch.

IAC Capital Trust, a Delaware business trust (the "Trust"), was formed on October 31, 1997. The Trust is a limited purpose financing vehicle established by the Company and the Operating Partnership. The Trust exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in preferred limited partner units of the Operating Partnership.

Certain amounts in the 1997 financial statements have been reclassified to conform with financial statement presentations in 1998.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements of the Company include the consolidated accounts of the Operating Partnership and its financially controlled subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Trust's investment in subsidiary relates to the redeemable series A preferred limited partner units in the Operating Partnership. The
Trust has less than a controlling interest in the investment in subsidiary which is accounted for using the equity method.

Profits and losses of the Operating Partnership are generally allocated to the Company and to the common limited partners based upon their respective ownership interests in the Operating Partnership. The holders of the redeemable preferred limited partner units and redeemable preferred securities are entitled to dividends at an annual rate of 8 1/4% of the stated value per unit/security. The stated value of each unit/security is $25. Under the terms of the partnership agreement, all costs incurred by the Company relating to the ownership of its interest in and operation of the Operating Partnership, including the compensation of its officers and employees, stock incentive plans, director fees and the costs and expenses of being a public company, are paid by the Operating Partnership. In addition, The Irvine Company generally has the right, but not the obligation, to match on the same terms and conditions any capital contributions made by the Company and the Operating Partnership based on the pro rata ownership interest at the time of such contribution.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 1998 and December 31, 1997, and the revenues and expenses for the three months ended March 31, 1998 and 1997. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 3 - MORTGAGES AND NOTES PAYABLE

Line of Credit: In June 1997, the Operating Partnership renewed its $250 million unsecured revolving credit facility. The credit facility has a term of three years and currently bears interest at LIBOR plus 0.70% or prime. The interest rates under the credit facility are adjusted up or down based on credit ratings on the Operating Partnership's senior unsecured long-term indebtedness. Under the credit facility, the Operating Partnership is able to borrow funds from the participating banks through a competitive bid process to obtain a lower interest rate. Borrowings under the credit facility, which are guaranteed by the Company, are available to finance the Operating Partnership's ongoing rental property development, possible acquisitions and for general working capital needs. The Company and the Operating Partnership must comply with certain affirmative and negative covenants, including limitations on distributions, and the maintenance of certain net worth, cash flow and financial ratios. At March 31, 1998, the Company and the Operating Partnership were in compliance with all of these covenants. In January 1998, all outstanding borrowings under the credit facility were repaid with the proceeds of the preferred securities of the Trust.

Shelf Registration Statements: On May 14, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of common stock, preferred stock, and warrants to purchase common stock and preferred stock. The Company plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Availability under the Company's shelf registration statement was $350 million at March 31, 1998. Concurrently, the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. The Operating Partnership plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. On October 1, 1997, the Operating Partnership issued $100 million aggregate principal amount of 7% senior unsecured notes (the "Notes") pursuant to its shelf registration statement. Availability under the Operating Partnership's shelf registration statement was $250 million at March 31, 1998.

Subsequent Event: The Operating Partnership, pursuant to a Prospectus Supplement dated April 9, 1998, may issue from time to time up to $250 million aggregate initial offering price of its Medium-Term Notes, Series A due nine months or more from the date of issue. Issuances of Medium-Term Notes will reduce availability under the Operating Partnership's Registration Statement by the amount of Medium-Term Notes issued. Similarly, issuances of other debt securities under the Operating Partnership's Registration Statement will reduce the amount of Medium-Term Notes that may be issued.

NOTE 4 - MINORITY INTEREST; SHAREHOLDERS' EQUITY; AND PARTNERS' CAPITAL

On February 20, 1997, the Company sold, in a public offering, 1.15 million shares of common stock at $27.50 per share. Concurrently, The Irvine Company (see Note 6), pursuant to its rights under the partnership agreement, purchased
1.39 million additional common limited partnership units at $26.06 per unit (which is equal to the public offering price of the common stock less an amount equivalent to the underwriting discount) which are exchangeable for common stock on a one for one basis, subject to adjustment and certain limitations. The proceeds from the two transactions totaled $66 million and were used to repay all indebtedness then outstanding under the credit facility, and for general corporate purposes, including ongoing development activities on and off the Irvine Ranch.

The Company and the Operating Partnership each paid cash distributions of $0.375 per share (or common partnership unit) on February 28, 1998. The Operating Partnership and the Trust paid cash distributions of $0.42 per preferred limited partner unit (or preferred security) on March 31, 1998. During the first quarter of 1997, the Company and the Operating Partnership each paid a cash dividend of $0.365 per share (or common partnership unit).

RECONCILIATION OF COMMON PARTNERSHIP UNITS OUTSTANDING

(in thousands, except percentages)              Three Months Ended March 31, 1998              Three Months Ended March 31, 1997
------------------------------------------------------------------------------------------------------------------------------------

                                                          The Irvine                                   The Irvine
                                                         Company and                                  Company and
                                                          certain of                                   certain of
                                             Company  its affiliates    Other     Total    Company  its affiliates   Other     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                19,901          24,844       75    44,820     18,556         22,292            40,848
Stock awards issued and options exercised         29                                 29         72                               72
Dividend reinvestment and additional cash
   investment plan                                53              34                 87          5              7                12
Common stock offering and related cash
   contribution from The Irvine Company                                                      1,150          1,394             2,544
Acquisition of Thompson Residential assets                                                                             75        75
Contributions of property by The Irvine
   Company and certain of its affiliates                                                                      313               313
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                      19,983          24,878       75    44,936     19,783         24,006      75    43,864
------------------------------------------------------------------------------------------------------------------------------------
Ownership interest at end of period             44.4%           55.4%     0.2%      100%      45.1%          54.7%    0.2%      100%
------------------------------------------------------------------------------------------------------------------------------------

The following tables represent a reconciliation of the minority interest balances and the computation of the minority interest in income.

RECONCILIATION OF MINORITY INTEREST

                                                                             Three Months Ended March 31,
(in thousands)                                                              1998                     1997
---------------------------------------------------------------------------------------------------------
Balance at beginning of period                                         $ 210,307                $ 140,327
Minority interest in income                                                8,522                    7,408
Distributions                                                             (9,345)                  (8,279)
Cash contributions from The Irvine Company                                                         36,333
Contributions of property by The Irvine Company and
   certain of its affiliates                                                                        8,408
Acquisition of Thompson Residential assets                                                          2,000
Contributions under dividend reinvestment and additional
   cash investment plan                                                    1,039                      165
---------------------------------------------------------------------------------------------------------
Balance at end of period                                               $ 210,523                $ 186,362
---------------------------------------------------------------------------------------------------------


COMPUTATION OF MINORITY INTEREST IN INCOME

                                                                      Three Months Ended March 31,
(in thousands)                                                            1998               1997
--------------------------------------------------------------------------------------------------
Income before minority interest                                        $15,338            $13,519
Income allocated to the Company based on its ownership interest         (6,816)            (6,111)
--------------------------------------------------------------------------------------------------
Minority interest in income                                            $ 8,522            $ 7,408
==================================================================================================

NOTE 5 - ACQUISITION OF THOMPSON RESIDENTIAL ASSETS

On February 4, 1997, the Operating Partnership acquired for $2 million the assets of Thompson Residential Company, Inc. ("TRC"), a privately held, Northern California-based multi-family development company. Included in the purchase were options to purchase three development sites located in Northern California's Silicon Valley. The purchase price was paid by the issuance of 74,523 common limited partnership units in the Operating Partnership, exchangeable for common stock of the Company, with a price per unit of $26.838 which was based on the average closing price of the Company's common stock for the 10 trading days preceding the acquisition's closing date. In addition, TRC may be paid up to an additional $2 million in cash or common limited partnership units if the apartment community currently under development (The Hamptons) achieves certain performance targets. The three senior real estate executives at TRC have also joined the Company with primary responsibility for the Company's operations outside of the Irvine Ranch.

NOTE 6 - CERTAIN TRANSACTIONS WITH RELATED PARTIES

Substantially all costs incurred by the Company are borne by the Operating Partnership. Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative services agreement covering services for risk management, income taxes, human resources and other services of $67,000 and $29,000 for the three months ended March 31, 1998 and 1997, respectively. The Irvine Company and the Company jointly purchase employee health care insurance and property and casualty insurance. In addition, the Company incurred rent totaling $129,000 and $120,000 for the three months ended March 31, 1998 and 1997, respectively, related to leases with The Irvine Company that expire at the end of 1998. For the three months ended March 31, 1998 and 1997, The Irvine Company contributed $1,039,000 and $164,000, respectively, in connection with common limited partnership unit and stock issuances under the dividend reinvestment and additional cash investment plan.

On February 10, 1997, the Operating Partnership acquired a land site for $8.4 million from The Irvine Company for the development of 316 rental units pursuant to the Land Rights Agreement between the Operating Partnership and The Irvine Company. The Company's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. The purchase price was paid through the issuance of 313,439 additional common limited partnership units in the Operating Partnership to The Irvine Company. Pursuant to the terms of the acquisition, a portion of the common limited partnership units in the Operating Partnership are subject to forfeiture if the apartment community developed on the site does not achieve a 10% unleveraged return on costs for the first twelve months following stabilized occupancy.

Concurrent with the Company's common stock offering on February 20, 1997 (see
Note 4), The Irvine Company, pursuant to its rights under the partnership agreement, purchased 1.39 million common limited partnership units at a price equal to the public offering price of $26.06 per unit (which is equal to the public offering price of the common stock less an amount equivalent to the underwriting discount) which are exchangeable for common stock on a one for one basis, subject to adjustment and certain limitations.

One of the Company's directors is chairman of a bank which participates in the Company's line of credit and acts as trustee for the Notes. Based on the bank's percentage participation in the credit facility, the Company estimates that the amount of interest and fees paid to the bank totaled $87,000 and $46,000 for the three months ended March 31, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion compares the activities of the Company for the three month period ended March 31, 1998 (unaudited) with the activities of the Company for the three month period ended March 31, 1997 (unaudited). As used in this Item 2, unless the context otherwise requires, the term "Company" includes Irvine Apartment Communities, Inc. and the Operating Partnership (Irvine Apartment Communities, L.P.). IAC Capital Trust (the "Trust") is a limited purpose financing vehicle established by the Company and exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in preferred limited partnership units of the Operating Partnership.

The following discussion should be read in conjunction with all the financial statements appearing elsewhere in this report, as well as the information presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain information set forth below is forward looking and involves various risks and uncertainties. Such information is based upon a number of estimates and assumptions that inherently are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

The Company's income before minority interest in income (and the Operating Partnership's net income) was $15.3 million for the three months ended March 31, 1998, up from $13.5 million for the same period of 1997. The Company's financial results improved in 1998 due to the contribution of newly delivered rental units from its development program, an acquisition, properties that stabilized during 1997 and an increase in rental rates within its stabilized portfolio partially offset by a slight decrease in physical occupancy and an increase in redeemable preferred interest (due to the issuance of preferred securities by the Trust).

REVENUE AND EXPENSE DATA

                                                                            Three Months Ended March 31,
(dollars in thousands)                                                       1998                  1997
--------------------------------------------------------------------------------------------------------
COMMUNITIES OWNED AND STABILIZED MORE THAN ONE YEAR (A)
           Number of communities                                                 48                   48
           Number of units at end of period                                  13,541               13,541
           Operating revenues                                               $44,040              $42,168
           Property expenses                                                $ 9,098              $ 8,997
           Real estate taxes                                                $ 3,430              $ 3,420
           Property management fees                                         $ 1,250              $ 1,195
           Depreciation and amortization of real estate assets              $ 7,251              $ 6,580
COMMUNITIES STABILIZED LESS THAN ONE YEAR (B)
           Number of communities                                                  2                    2
           Number of units at end of period                                     527                  302
           Operating revenues                                               $ 2,212              $   864
           Property expenses                                                $   322              $   189
           Real estate taxes                                                $   170              $    45
           Property management fees                                         $    55              $    20
           Depreciation and amortization of real estate assets              $   431              $   117
LEASE-UP AND NEWLY ACQUIRED COMMUNITIES  (C)
           Number of communities                                                  4
           Number of units at end of period                                   1,257
           Operating revenues                                               $ 4,548
           Property expenses                                                $ 1,169
           Real estate taxes                                                $   406
           Property management fees                                         $    88
           Depreciation and amortization of real estate assets              $   226
========================================================================================================

(a) Represents "same store" communities.

(b) Represents two communities (Baypointe and Santa Maria) that reached stabilized occupancy (95%) at various dates in 1997.

(c) Represents an apartment community acquired on June 30, 1997, and three communities in lease-up at March 31, 1998.

OPERATING REVENUES (rental and other income) increased to $50.8 million in the first quarter of 1998, up from $43.0 million in the same period of 1997. Operating revenues rose in 1998 because of higher rental rates and a larger average number of rental units in service as a result of both new development and an acquisition in June 1997. Newly delivered and acquired units and communities stabilized less than one year added $6.8 million to operating revenues in the first quarter of 1998 from 6 properties compared to $0.9 million in the same period of 1997 from 2 properties. Operating revenues generated by communities owned and stabilized more than one year increased 4.4% in the first quarter of 1998 due to an improvement in the average monthly rental rate, partially offset by a decrease in average physical occupancy to 94.1% from 94.9%. The average monthly rental rate for these communities increased 5.1% to $1,125 in the first quarter of 1998, from $1,070 in the first quarter of 1997.

PROPERTY EXPENSES increased by 15.2% to $10.6 million in the first quarter of 1998, up from $9.2 million in the same period of 1997. The 1998 increase primarily reflects the added expenses from the newly delivered and acquired rental units and communities stabilized less than one year. Property expenses for communities owned and stabilized more than one year increased by $0.1 million to $9.1 million in the first quarter of 1998. Average monthly property expenses generated by these communities increased to $224 per unit in the first quarter of 1998 from $221 per unit in the first quarter of 1997. Newly delivered and acquired units and communities stabilized less than one year added $1.5 million to property expenses in the first quarter of 1998 from 6 properties compared to $0.2 million in the same period of 1997 from 2 properties. In order to reduce its operating costs, effective April 1, 1998, the Company formed a subsidiary, Irvine Apartment Management Company (IAMC), to manage the Company's properties. Accordingly, there will be no management fees for the remaining three quarters of 1998. Personnel and office costs of IAMC will now be included in property expenses.

REAL ESTATE TAXES totaled $4.0 million in the first quarter of 1998 and $3.5 million in the same period of 1997. Real estate taxes increased in the first quarter of 1998 due primarily to the addition of new rental units.

PROPERTY MANAGEMENT FEES increased to $1.4 million in the first quarter of 1998 compared to $1.2 million in the same period of 1997. Management fees increased from the prior year due to the addition of rental units and increases in revenue from communities stabilized more than one year.

NET INTEREST EXPENSE increased to $7.1 million in the first quarter of 1998 compared to $6.9 million in the same period of 1997. Total interest incurred was $9.8 million in the first quarter of 1998 and $8.0 million in the same period of 1997. The increase in the first quarter of 1998 was largely due to the unsecured notes payable being outstanding for the entire quarter. The Company capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates. Capitalized interest totaled $2.7 million in the first quarter of 1998 and $1.1 million in the same period of 1997.

AMORTIZATION OF DEFERRED FINANCING COSTS decreased to $0.5 million in the first quarter of 1998 compared to $0.6 million in the same period of 1997. The $158,000 decrease in the first quarter of 1998 was due to the full amortization of certain loan costs during the prior year.

DEPRECIATION AND AMORTIZATION EXPENSE increased 19.1% to $8.0 million in the first quarter of 1998, up from $6.8 million in the same period of 1997. The increase reflects the completion and delivery of newly developed rental units. The 1998 amount also reflects three months of depreciation from the newly acquired property.

GENERAL AND ADMINISTRATIVE EXPENSE increased to $2.2 million in the first quarter of 1998, up from $1.6 million in the same period of 1997. The increase was largely the result of increased staff levels necessitated by the Company's growth.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that cash provided by operations will be adequate to meet both operating requirements and payment of distributions by the Company in accordance with REIT requirements in both the short and long term.

LIQUIDITY: The Company expects to meet its long-term liquidity requirements, such as construction costs, scheduled debt maturities and potential future property acquisitions, through the issuance or refinancing of long-term debt, borrowings from financial institutions, or the issuance of additional equity securities of the Company, partnership units by the Operating Partnership or preferred securities by the Trust. In June 1997, the Operating Partnership renewed its $250 million unsecured revolving credit facility for a three-year term. Borrowings under the credit facility currently bear interest at LIBOR plus 0.70% or prime. The interest rates under the credit facility are adjusted up or down based on the credit ratings on the Operating Partnership's senior unsecured long-term indebtedness. In January 1998, all outstanding borrowings under the credit facility were repaid from the proceeds of the offering by the Trust of its 8 1/4% Series A REIT Trust Originated Preferred Securities (the "8 1/4% Series A Preferred Securities").

SHELF REGISTRATION STATEMENTS: On May 14, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of common stock, preferred stock, and warrants to purchase common stock and preferred stock. The Company plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Availability under the Company's shelf registration statement was $350 million at March 31, 1998. Concurrently, the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. The Operating Partnership plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. On October 1, 1997, the Operating Partnership issued $100 million aggregate principal amount of 7% senior unsecured notes pursuant to its shelf registration statement. Availability under the Operating Partnership's shelf registration statement was $250 million at March 31, 1998. The Operating Partnership, pursuant to a Prospectus Supplement dated April 9, 1998, may issue from time to time up to $250 million aggregate initial offering price of its Medium-Term Notes, Series A due nine months or more from the date of issue. Issuances of Medium-Term Notes will reduce availability under the Operating Partnership's Registration Statement by the amount of Medium-Term Notes issued. Similarly, issuances of other debt securities under the Operating Partnership's Registration Statement will reduce the amount of Medium-Term Notes that may be issued.

IAC CAPITAL TRUST: In January 1998, the Trust issued 6.0 million 8 1/4% Series A Preferred Securities. The proceeds of $150 million were used to purchase an equivalent amount of 8 1/4% Series A Preferred Limited Partner Units in the Operating Partnership. The Operating Partnership used the $150 million of proceeds, net of costs and expenses, all of which where paid by the Operating Partnership, to repay all outstanding borrowings under the credit facility and to fund development and an acquisition.

DEBT: The Company's conventional and tax-exempt mortgage debt bears interest at fixed interest rates, or variable rates that have been effectively fixed through interest rate swap agreements. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of the Company's December 1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity that range from 2000 to 2008. The weighted average effective interest rate on the Company's debt, including the non-cash charges of amortization of deferred financing costs, was 6.49% at March 31, 1998. The Company uses interest rate swap agreements to effectively convert its floating rate tax-exempt mortgage bond financings to a fixed-rate basis, thus reducing the impact of fluctuations in interest rates on future income. The average interest rate on the tax-exempt mortgage bond financings after giving effect to the swap agreements and including all fees was 5.64% in the first quarter of 1998. The swap agreements terminate from 2002 to 2007.

DEBT STRUCTURE AT MARCH 31, 1998

                                                                     Debt              Weighted Average
(dollars in millions)                                             Balance                 Interest Rate
--------------------------------------------------------------------------------------------------------
 Fixed rate debt
   Tax-exempt mortgage bond financings                             $324.7                         5.73%
   Conventional mortgage financings                                 131.6                         7.12%
   Mortgage notes payable to The Irvine Company                      50.2                         5.75%
   Tax-exempt assessment district debt                                5.4                         6.27%
   Unsecured notes payable                                           99.2                         7.10%
--------------------------------------------------------------------------------------------------------
           Total fixed rate debt                                    611.1                         6.26%
--------------------------------------------------------------------------------------------------------
Variable rate debt
           Tax-exempt assessment district debt                       16.1                         3.03%
--------------------------------------------------------------------------------------------------------
           Total variable rate debt                                  16.1                         3.03%
--------------------------------------------------------------------------------------------------------
           Total debt                                              $627.2                         6.17%
--------------------------------------------------------------------------------------------------------

DEFERRED FINANCING COSTS

                                                                                                 Weighted Average
                                                                            Balance at             Remaining Term
(dollars in millions)                                                   March 31, 1998                 (in years)
-----------------------------------------------------------------------------------------------------------------
Interest rate buy-downs on
   conventional mortgage financings                                              $ 7.9                        8.7
Loan origination costs and other                                                  10.7                       23.4
-----------------------------------------------------------------------------------------------------------------
Total                                                                            $18.6                       17.1
=================================================================================================================


OPERATING ACTIVITIES: Cash provided by operating activities was $29.4 million and $21.2 million in the first three months of 1998 and 1997, respectively. Cash provided by operating activities increased in the first quarter of 1998 compared to the same period in 1997 primarily due to higher revenues from newly developed and acquired apartment units, as well as an increase in revenues within the Company's stabilized portfolio achieved through higher rental rates.

INVESTING ACTIVITIES: Cash used in investing activities was $30.4 million and $29.0 million in the first three months of 1998 and 1997, respectively. This increase resulted from increased development activity in the first three months of 1998.

FINANCING ACTIVITIES: Cash provided by financing activities was $50.8 million and $34.8 million in the first three months of 1998 and 1997, respectively. The Operating Partnership received net proceeds of $144 million from the issuance of 8 1/4% Series A Preferred Limited Partner Units in the first quarter of 1998. These proceeds were used to pay all outstanding borrowings under the credit facility. Additionally, the Company paid $19.3 million in distributions in the first three months of 1998 compared to $15.1 million in the first three months of 1997.

CAPITAL EXPENDITURES

Capital expenditures consist of capital improvements and investments in real estate assets. Capital improvements to operating real estate assets totaled $0.7 million and $0.5 million in the first three months of 1998 and 1997, respectively. Capital investments in real estate assets totaled $29.6 million and $28.5 million in the first three months of 1998 and 1997, respectively, and consist of capital investments in new developments, nonrecurring capital replacements and land purchases on and off the Irvine Ranch.

RECURRING CAPITAL REPLACEMENTS WITHIN ALL COMMUNITIES STABILIZED: The following table details expenditures for recurring capital replacements for all communities for the first three months of 1998.

                                                                  Three Months Ended
(dollars in thousands)                                                March 31, 1998
------------------------------------------------------------------------------------
Carpet replacements                                                             $299
Exterior painting, siding and stucco                                              72
Upgrades, renovations and major building items                                     3
Appliances, water heaters and air conditioning                                    40
Roofing, concrete and pavement                                                    93
Equipment and other                                                              219
------------------------------------------------------------------------------------
Total                                                                           $726
====================================================================================

RECURRING CAPITAL REPLACEMENTS WITHIN COMMUNITIES STABILIZED MORE THAN ONE YEAR:
Expenditures for recurring capital replacements within communities stabilized more than one year totaled $0.7 million and $0.5 million in the first three months of 1998 and 1997, respectively. Average recurring capital replacements per unit were $53 and $35 in the first three months of 1998 and 1997, respectively. Expenditures for recurring capital replacements for the full year 1998 are expected to be similar to the full year 1997 levels. The Company has a policy of capitalizing expenditures related to new assets, acquisitions, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset's useful life.

CAPITAL INVESTMENTS IN NEW DEVELOPMENT: Currently, the Company has eight apartment communities under development that will require total expenditures of approximately $320 million, of which $189.0 million had been incurred at March 31, 1998. Funding for these developments is expected to come from the Operating Partnership's $250 million unsecured revolving credit facility (of which $250 million was available as of March 31, 1998), debt offerings of the Operating Partnership, preferred securities offerings of the Trust and cash on hand. In addition, the Company may issue other equity securities as discussed in the Liquidity section.

CONSTRUCTION INFORMATION

                                                                                                         Estimated           Total
                                                                                         Commencement      Initial       Estimated
                                                                        Commencement       of Leasing   Stabilized           Costs
Apartment Community                            Location     Units    Of Construction         Activity    Occupancy   (in millions)
-----------------------------------------------------------------------------------------------------------------------------------
The Colony(1)             Newport Center, Newport Beach       245               7/96           4Q '97       1Q '99           $45.6
Santa Rosa II(1)                    Westpark II, Irvine       207              12/96           4Q '97       3Q '98            27.0
Rancho Santa Fe(1)                 Tustin Ranch, Tustin       316               2/97           4Q '97       1Q '99            39.0
The Hamptons                                  Cupertino       342               5/97           2Q '98       2Q '99            51.9
Sonoma                                Oak Creek, Irvine       196              11/97           3Q '98       3Q '99            25.4
Brittany                              Oak Creek, Irvine       393              12/97           1Q '99       2Q '00            44.5
Stonecrest                             San Diego County       336               4/98           1Q '99       4Q '99            42.4
The Colony at Aventine                 San Diego County       232               5/98           3Q '99       1Q '00            44.2
-----------------------------------------------------------------------------------------------------------------------------------
   Total                                                    2,267                                                           $320.0
===================================================================================================================================

(1) These three properties were in lease-up at March 31, 1998, with 334 units delivered and 302 units occupied.

The timing of future commencement and completion of construction, the commencement of leasing activity and initial stabilized occupancy and estimated costs of apartment communities that are in development are only estimates. Actual results will depend on numerous factors, many of which are beyond the control of the Company. These include the extent and timing of economic growth in the Company's rental markets; future trends in the pricing of construction materials and labor; product design changes; entitlement decisions by local government authorities; weather patterns; changes in interest rate levels; and other changes in capital markets. No assurance can be given that the timing or estimates set forth in the foregoing table will not vary substantially from actual results.

NONRECURRING CAPITAL REPLACEMENTS: Nonrecurring capital expenditures consist of special programs to upgrade and enhance a community to achieve higher rental rates. Expenditures for nonrecurring capital replacements totaled $2.7 million for the first three months of 1998. These expenditures were made to two properties (Promontory Point and The Villas of Renaissance). There were no such expenditures made in the first three months of 1997. Expenditures for nonrecurring capital expenditures at Promontory Point and The Villas of Renaissance are expected to be approximately $5 million for 1998.

SUBSEQUENT CAPITAL INVESTMENT IN NEW DEVELOPMENT. On April 30, 1998, the Company purchased from an unrelated third party, a 119-unit, high-rise apartment building under renovation located in Los Angeles County for $44.1 million.

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

YEAR 2000

Management has examined the Year 2000 issues and believes that they will not have a material effect on the business, results of operations or financial condition of the Company.

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

FUNDS FROM OPERATIONS

The Company generally considers funds from operations ("FFO") a useful measure of performance for an equity REIT. The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Other REITs may not use this definition of FFO. FFO should be considered in conjunction with net income as presented in the Company's Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. FFO should not be considered an alternative to net income as an indication of the Company's performance and is not indicative of cash available to fund all cash flow needs. FFO does not represent cash flows from operating, investing or financing activities as defined by generally accepted accounting principles.

CALCULATION OF FFO

                                                                          Three Months Ended
                                                                               March 31,
(in thousands, unaudited)                                                1998            1997
----------------------------------------------------------------------------------------------
Net income                                                             $ 6,816         $ 6,111

Add:
           Depreciation and amortization of real estate assets           7,908           6,697
           Minority interest in income                                   8,522           7,408
----------------------------------------------------------------------------------------------
Funds from operations                                                  $23,246         $20,216
==============================================================================================


SUPPLEMENTAL INFORMATION

The following section provides supplemental operating information. The information is unaudited and is provided as a supplement to the accompanying financial statements and management's discussion and analysis. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

                       Irvine Apartment Communities, Inc.
                       Irvine Apartment Communities, L.P.
                                IAC Capital Trust

                             SELECTED OPERATING DATA

                                                                              Three Months Ended March 31,
(unaudited)                                                                      1998                 1997          Difference
==============================================================================================================================
------------------------------------------------------------------------------------------------------------------------------
   UNIT DATA
------------------------------------------------------------------------------------------------------------------------------

   Average rentable units during the period                                    15,262               13,769               1,493
   Rentable units at the end of the period                                     15,325               13,843               1,482
------------------------------------------------------------------------------------------------------------------------------
   COMMUNITIES STABILIZED MORE THAN ONE YEAR (A)
------------------------------------------------------------------------------------------------------------------------------
   Average physical occupancy                                                    94.1%                94.9%               (0.8%)
   Average economic occupancy (b)                                                92.1%                93.4%               (1.3%)

   Average monthly gross scheduled rent per unit (c)                          $ 1,143          $     1,080                 5.9%
   Average monthly rental income per occupied unit                            $ 1,125          $     1,070                 5.1%
------------------------------------------------------------------------------------------------------------------------------
   COMMUNITIES STABILIZED LESS THAN ONE YEAR (D)
------------------------------------------------------------------------------------------------------------------------------
   Average physical occupancy                                                    94.0%
   Average economic occupancy (b)                                                93.4%

   Average monthly gross scheduled rent per unit                              $ 1,455
   Average monthly rental income per occupied unit                            $ 1,464
------------------------------------------------------------------------------------------------------------------------------
   LEASE-UP AND ACQUISITION COMMUNITIES (E)
------------------------------------------------------------------------------------------------------------------------------
   Operating revenues (rental income and other income) - in thousands         $ 4,547

   Units in acquired community                                                    923
   Units delivered in the period                                                  189
   Cumulative units delivered at the end of the period                            334

   Units occupied in lease-up communities at the end of the period                302
   Average units occupied in lease-up communities during the period               209
------------------------------------------------------------------------------------------------------------------------------
   OTHER FINANCIAL DATA (IRVINE APARTMENT COMMUNITIES, INC.)
------------------------------------------------------------------------------------------------------------------------------
   Dividends paid per share                                                   $ 0.375          $     0.365
   Funds from operations (FFO) payout ratio                                      72.4%                76.2%
==============================================================================================================================

Footnotes:

(a) Financial results are for 48 properties totaling 13,541 units for comparable periods of 1998 and 1997.

(b) Rental income divided by rental income plus vacant units at market rent.

(c) Rental income plus vacant units at market rent.

(d) Financial results are for two properties totaling 527 units that achieved stabilized occupancy during 1997. No year over year comparison is provided since the properties were not all stabilized for comparable periods of 1997.

(e) Financial results are for three properties that started lease-up at various dates in late 1997 and the 923-unit Villas of Renaissance apartment community purchased on June 30, 1997.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not required.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          During the first quarter of 1998, the Operating Partnership sold to affiliates of The Irvine Company the following units of common limited partnership interest ("common L.P. units") in the Operating Partnership pursuant to Section 4(2) of the Securities Act of 1933:

                    An aggregate of 34,558 common L.P. units were sold in February 1998 for $1.0 million in cash at prices ranging from $30.0430 to $30.6560 per common L.P. unit, in connection with The Irvine Company's exercise of its proportional purchase rights under the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership with respect to sales of the Company's common stock pursuant to its Dividend Reinvestment and Additional Cash Investment Plan.

          Each of the foregoing common L.P. units is exchangeable for common stock of the Company on a one-for-one basis, subject to adjustment and certain limitations set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership.

                    In addition, in February 1998, the Company sold to The Irvine Company pursuant to Section 4(2) of the Securities Act of 1933, 5,847 shares of Common Stock for $0.2 million in cash at prices ranging from $30.0430 to $30.6560 in connection with The Irvine Company's exercise of its proportional purchase rights under the Miscellaneous Rights Agreement with respect to sales of the Company's Common Stock pursuant to the Dividend Reinvestment and Additional Cash Investment Plan.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.


ITEM 5.   OTHER INFORMATION.

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)       Exhibits:

          Exhibit No. 10.17:   Irvine Apartment Management Company Partnership
                               Agreement dated March 12, 1998 by and between Apartment Management Company, LLC and Western
                               National Securities d/b/a Western National
                               Property Management ("WNPM").

          Exhibit No. 10.18:   Management Agreement dated as of April 1, 1998 by
                               and between Irvine Apartment Communities, L.P.
                               and Irvine Apartment Management Company.

          Exhibit No. 10.19:   Guaranty dated as of March 12, 1998 by Irvine
                               Apartment Communities, L.P. in favor of WNPM and the WNPM Indemnities (as defined in Exhibit No.
                               10.17 hereto).

          Exhibit No. 27.1:    Financial Data Schedule for Irvine Apartment
                               Communities, Inc.

          Exhibit No. 27.2:    Financial Data Schedule for Irvine Apartment
                               Communities, L.P.

          Exhibit No. 27.3:    Financial Data Schedule for IAC Capital Trust.

          (b) During the first quarter of 1998, the Company and the Trust filed no current reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                     IRVINE APARTMENT COMMUNITIES, INC.


Date: May 13, 1998              By: /s/ James E. Mead
                                    --------------------------------------------
                                    James E. Mead
                                    Senior Vice President,
                                    Chief Financial Officer and Secretary


                                By: /s/ Shawn Howie
                                    --------------------------------------------
                                    Shawn Howie
                                    Vice President, Corporate Finance and
                                    Controller (Principal Accounting Officer)



                                IRVINE APARTMENT COMMUNITIES, L.P.

                                By: Irvine Apartment Communities, Inc.,
                                    its sole general partner


Date: May 13, 1998              By: /s/ James E. Mead
                                    --------------------------------------------
                                    James E. Mead
                                    Senior Vice President,
                                    Chief Financial Officer and Secretary


                                By: /s/ Shawn Howie
                                    --------------------------------------------
                                    Shawn Howie
                                    Vice President, Corporate Finance and
                                    Controller (Principal Accounting Officer)



                                IAC CAPITAL TRUST


Date: May 13, 1998              By: /s/ James E. Mead
                                    --------------------------------------------
                                    James E. Mead
                                    Regular Trustee

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
10.17   Irvine Apartment Management Company Partnership Agreement dated March
        12, 1998 by and between Apartment Management Company, LLC and Western
        National Securities d/b/a Western National Property Management ("WNPM").

10.18   Management Agreement dated as of April 1, 1998 by and between Irvine
        Apartment Communities, L.P. and Irvine Apartment Management Company.

10.19   Guaranty dated as of March 12, 1998 by Irvine Apartment Communities,
        L.P. in favor of WNPM and the WNPM Indemnities (as defined in Exhibit
        No. 10.17 hereto).

27.1    Financial Data Schedule for Irvine Apartment Communities, Inc.

27.2    Financial Data Schedule for Irvine Apartment Communities, L.P.

27.3    Financial Data Schedule for IAC Capital Trust.