Form 10-Q
period 1998-06-30
IRVINE APARTMENT COMMUNITIES INC; IRVINE APARTMENT COMMUNITIES L P; IAC CAPITAL TRUST
filed 1998-08-14
CIK 912084, 1038358, 1048922

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended JUNE 30, 1998.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from__________to__________.


      Commission File Number:  1-12478 (Irvine Apartment Communities, Inc.)
                               0-22569 (Irvine Apartment Communities, L.P.)
                               1-13721 (IAC Capital Trust)


                       IRVINE APARTMENT COMMUNITIES, INC.
                       IRVINE APARTMENT COMMUNITIES, L.P.
                                IAC CAPITAL TRUST
           ----------------------------------------------------------
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

                                 (949) 720-5500
                                 --------------
              (Registrants' telephone number, including area code)

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

             Irvine Apartment Communities, Inc.:   Yes [X]     No [ ]
             Irvine Apartment Communities, L.P.:   Yes [X]     No [ ]
             IAC Capital Trust:                    Yes [X]     No [ ]

          (IAC Capital Trust only subject to such filing requirements since January 14, 1998)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Irvine Apartment Communities,
Inc.: common stock, $0.01 Par Value - 20,051,968 shares as of July 31, 1998; Irvine Apartment Communities, L.P.: units of common partnership interest - 45,039,727 units as of July 31, 1998.

================================================================================

                       IRVINE APARTMENT COMMUNITIES, INC.,
                     IRVINE APARTMENT COMMUNITIES, L.P. AND
                                IAC CAPITAL TRUST


                                      INDEX

                                                                                                 PAGE
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements - Irvine Apartment Communities, Inc.

           -   Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997              1

           -   Consolidated Statements of Operations for the three and six months ended
               June 30, 1998 and 1997                                                             2

           -   Consolidated Statements of Changes in Shareholders' Equity for
               the six months ended June 30, 1998 and 1997                                        3

           -   Consolidated Statements of Cash Flows for the six months ended
               June 30, 1998 and 1997                                                             4

           Financial Statements - Irvine Apartment Communities, L.P.

           -   Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997              5

           -   Consolidated Statements of Operations for the three and six months ended
               June 30, 1998 and 1997                                                             6

           -   Consolidated Statements of Changes in Partners' Capital for the
               six months ended June 30, 1998 and 1997                                            7

           -   Consolidated Statements of Cash Flows for the six months ended
               June 30, 1998 and 1997                                                             8

           Financial Statements - IAC Capital Trust

           -   Balance Sheet as of June 30, 1998                                                  9

           -   Statements of Operations and Equity for the three months ended
               June 30, 1998 and for the period January 20, 1998 (commencement of
               operations) to June 30, 1998                                                       10

           -   Statement of Cash Flows for the period January 20, 1998 (commencement
               of operations) to June 30, 1998                                                    11

           Notes to Consolidated Financial Statements                                             12 to 17

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                              18 to 29

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                             30

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                      30

Item 2.    Changes in Securities and Use of Proceeds                                              30

Item 3.    Defaults Upon Senior Securities                                                        30

Item 4.    Submission of Matters to a Vote of Security Holders                                    30

Item 5.    Other Information                                                                      31

Item 6.    Exhibits and Reports on Form 8-K                                                       31

           SIGNATURES                                                                             33

ITEM 1.
                       Irvine Apartment Communities, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,          December 31,
(in thousands, except per share amounts)                                               1998                 1997
=================================================================================================================
ASSETS                                                                          (unaudited)
Real estate assets, at cost
      Land                                                                      $   225,730          $   208,687
      Buildings and improvements                                                  1,088,719            1,015,696
-----------------------------------------------------------------------------------------------------------------
                                                                                  1,314,449            1,224,383
      Accumulated depreciation                                                     (264,274)            (248,245)
-----------------------------------------------------------------------------------------------------------------
                                                                                  1,050,175              976,138
      Under development, including land                                             166,318              148,424
-----------------------------------------------------------------------------------------------------------------
                                                                                  1,216,493            1,124,562
Cash and cash equivalents                                                             5,160                4,624
Restricted cash                                                                       1,552                1,464
Deferred financing costs, net                                                        12,701               19,079
Other assets                                                                          8,555               13,948
-----------------------------------------------------------------------------------------------------------------
                                                                                $ 1,244,461          $ 1,163,677
=================================================================================================================

LIABILITIES
Mortgages and notes payable
      Tax-exempt mortgage bond financings                                                            $   325,644
      Conventional mortgage financings                                          $   130,924              132,256
      Mortgage notes payable to The Irvine Company                                   49,963               50,397
      Tax-exempt assessment district debt                                            21,468               21,544
      Unsecured tax-exempt bond financings                                          334,190
      Unsecured notes payable                                                        99,250               99,222
      Unsecured line of credit                                                       36,000               75,000
-----------------------------------------------------------------------------------------------------------------
                                                                                    671,795              704,063
Accounts payable and accrued liabilities                                             36,410               30,689
Security deposits                                                                     8,794                7,698
-----------------------------------------------------------------------------------------------------------------
                                                                                    716,999              742,450

MINORITY INTEREST - REDEEMABLE PREFERRED INTEREST OF SUBSIDIARY                     144,016

MINORITY INTEREST                                                                   188,022              210,307

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 10,000 shares authorized;
      no shares issued or outstanding
Common stock, par value $0.01 per share; 150,000 shares authorized;
      20,047 shares and 19,901 shares issued and outstanding, respectively              200                  199
Excess stock, par value $0.01 per share; 160,000 shares authorized;
      no shares issued or outstanding
Additional paid-in capital                                                          239,493              235,487
Accumulated deficit                                                                 (44,269)             (24,766)
-----------------------------------------------------------------------------------------------------------------
                                                                                    195,424              210,920
-----------------------------------------------------------------------------------------------------------------
                                                                                $ 1,244,461          $ 1,163,677
=================================================================================================================


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.

                       Irvine Apartment Communities, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Six Months Ended June 30,      Three Months Ended June 30,
(unaudited, in thousands, except per share amounts)                 1998             1997            1998             1997
===========================================================================================================================
REVENUES
Rental income                                                  $ 101,115         $ 85,441       $  51,528         $ 43,349
Other income                                                       2,648            1,941           1,437            1,001
Interest income                                                    1,113              571             344              323
---------------------------------------------------------------------------------------------------------------------------
                                                                 104,876           87,953          53,309           44,673
---------------------------------------------------------------------------------------------------------------------------

EXPENSES
Property expenses                                                 23,913           21,007          11,930           10,606
Real estate taxes                                                  8,158            6,930           4,154            3,465
Interest expense, net                                             13,412           13,389           6,300            6,528
Amortization of deferred financing costs                             956            1,296             465              647
Depreciation and amortization                                     16,301           13,734           8,260            6,983
General and administrative                                         4,327            2,988           2,169            1,354
---------------------------------------------------------------------------------------------------------------------------
                                                                  67,067           59,344          33,278           29,583
---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM, REDEEMABLE PREFERRED
   INTEREST AND MINORITY INTEREST IN (LOSS) INCOME                37,809           28,609          20,031           15,090
Extraordinary item related to debt extinguishment                (42,451)                         (42,451)
---------------------------------------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE REDEEMABLE PREFERRED INTEREST AND
   MINORITY INTEREST IN (LOSS) INCOME                             (4,642)          28,609         (22,420)          15,090
Redeemable preferred interest                                      5,534                            3,093
Minority interest in (loss) income                                (5,632)          15,689         (14,154)           8,281
---------------------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                                ($4,544)         $12,920        ($11,359)          $6,809
===========================================================================================================================

EARNINGS PER SHARE:
Basic                                                             ($0.23)           $0.66          ($0.57)           $0.34
Diluted                                                           ($0.23)           $0.66          ($0.57)           $0.34
===========================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic                                                             19,968           19,449          20,005           19,798
Diluted                                                           19,968           19,580          20,005           19,912
===========================================================================================================================


See accompanying notes.

                       Irvine Apartment Communities, Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                  Six Months Ended June 30,
(unaudited, in thousands, except per share amounts)                                                 1998              1997
===========================================================================================================================
COMMON STOCK, PAR VALUE $0.01 PER SHARE
Balance at beginning of period                                                                 $     199         $     186
    Common stock offering                                                                                               11
    Stock options exercised                                                                            1                 1
---------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                            $200              $198
===========================================================================================================================

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                                                                 $ 235,487         $ 202,116
    Net proceeds from dividend reinvestment and additional cash investment plan                    3,357               255
    Proceeds from stock options exercised                                                            409             1,452
    Stock awards issued                                                                              240               241
    Net proceeds from common stock offering                                                                         29,559
---------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                       $ 239,493         $ 233,623
===========================================================================================================================

ACCUMULATED DEFICIT
Balance at beginning of period                                                                  ($24,766)         ($22,285)
    Net (loss) income                                                                             (4,544)           12,920
    Distributions to shareholders                                                                (14,959)          (13,999)
---------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                        ($44,269)         ($23,364)
===========================================================================================================================


===========================================================================================================================
TOTAL SHAREHOLDERS' EQUITY                                                                     $ 195,424         $ 210,457
===========================================================================================================================

SHARES OF COMMON STOCK OUTSTANDING
Balance at beginning of period                                                                    19,901            18,556
    Additional shares issued under the dividend reinvestment and additional cash
      investment plan                                                                                114                10
    Stock options exercised                                                                           24                90
    Stock awards issued                                                                                8                 9
    Additional shares issued under common stock offering                                                             1,150
---------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                          20,047            19,815
===========================================================================================================================


See accompanying notes.

                       Irvine Apartment Communities, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Six Months Ended June 30,
(unaudited, in thousands)                                                                         1998             1997
========================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                                              ($4,544)       $  12,920
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Write-off of deferred financing costs                                                       8,314
     Amortization of deferred financing costs                                                      956            1,296
     Depreciation and amortization                                                              16,301           13,734
     Minority interest in (loss) income                                                         (5,632)          15,689
     Redeemable preferred interest                                                               5,534
     Increase (decrease) in cash attributable to changes in assets and liabilities:
        Restricted cash                                                                            (88)             (76)
        Other assets                                                                             5,152           (2,084)
        Accounts payable and accrued liabilities                                                 3,130             (548)
        Security deposits                                                                        1,097            1,153
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                       30,220           42,084
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets                                            (1,944)          (1,687)
Capital investments in real estate assets                                                     (103,157)        (174,152)
------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                         (105,101)        (175,839)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under unsecured line of credit                                                       44,000          123,000
Payments on unsecured line of credit                                                           (83,000)         (21,000)
Proceeds from unsecured tax-exempt bond financings                                             334,190
Payments on tax-exempt mortgage bond financings                                               (325,644)          (1,769)
Principal payments                                                                              (1,841)          (1,708)
Additions to deferred financing costs                                                           (2,893)
Net proceeds from issuance of redeemable preferred interest                                    143,985
Net proceeds from dividend reinvestment and additional cash investment plan                      5,406              618
Proceeds from stock options exercised                                                              409            1,452
Contributions from The Irvine Company                                                                            36,333
Net proceeds from common stock offering                                                                          29,969
Distributions to redeemable preferred interest holders                                          (5,534)
Distributions to The Irvine Company and certain of its affiliates                              (18,417)         (17,013)
Distributions to other common limited partners                                                    (285)             (55)
Distributions to shareholders                                                                  (14,959)         (13,999)
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                       75,417          135,828
------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          536            2,073
Cash and Cash Equivalents at Beginning of Period                                                 4,624            3,205
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $   5,160        $   5,278
========================================================================================================================

Supplemental Disclosure of Cash Flow Information
     Interest paid, net of amounts capitalized                                               $  14,662        $  13,468
========================================================================================================================


See accompanying notes.

                       Irvine Apartment Communities, L.P.

                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,           December 31,
(in thousands)                                                                         1998                   1997
==================================================================================================================
ASSETS                                                                          (unaudited)
Real estate assets, at cost
        Land                                                                    $   225,730            $   208,687
        Buildings and improvements                                                1,088,719              1,015,696
-------------------------------------------------------------------------------------------------------------------
                                                                                  1,314,449              1,224,383
        Accumulated depreciation                                                   (264,274)              (248,245)
-------------------------------------------------------------------------------------------------------------------
                                                                                  1,050,175                976,138
        Under development, including land                                           166,318                148,424
-------------------------------------------------------------------------------------------------------------------
                                                                                  1,216,493              1,124,562
Cash and cash equivalents                                                             5,160                  4,624
Restricted cash                                                                       1,552                  1,464
Deferred financing costs, net                                                        12,701                 19,079
Other assets                                                                          8,555                 13,948
-------------------------------------------------------------------------------------------------------------------
                                                                                $ 1,244,461            $ 1,163,677
==================================================================================================================

LIABILITIES
Mortgages and notes payable
        Tax-exempt mortgage bond financings                                                            $   325,644
        Conventional mortgage financings                                        $   130,924                132,256
        Mortgage notes payable to The Irvine Company                                 49,963                 50,397
        Tax-exempt assessment district debt                                          21,468                 21,544
        Unsecured tax-exempt bond financings                                        334,190
        Unsecured notes payable                                                      99,250                 99,222
        Unsecured line of credit                                                     36,000                 75,000
-------------------------------------------------------------------------------------------------------------------
                                                                                    671,795                704,063
Accounts payable and accrued liabilities                                             36,410                 30,689
Security deposits                                                                     8,794                  7,698
-------------------------------------------------------------------------------------------------------------------
                                                                                    716,999                742,450

REDEEMABLE PREFERRED LIMITED PARTNER UNITS
Redeemable series A preferred limited partner units, 6,000 partnership
  units outstanding at June 30, 1998                                                144,016

PARTNERS' CAPITAL
General partner, 20,047 common partnership units at June 30, 1998
  and 19,901 at December 31, 1997                                                   195,424                210,920
Common limited partners, 24,987 common partnership units at June 30, 1998
  and 24,919 at December 31, 1997                                                   188,022                210,307
-------------------------------------------------------------------------------------------------------------------
                                                                                    383,446                421,227
-------------------------------------------------------------------------------------------------------------------
                                                                                $ 1,244,461            $ 1,163,677
==================================================================================================================



Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Six Months Ended June 30,        Three Months Ended June 30,
(unaudited, in thousands, except per unit amounts)                 1998             1997              1998            1997
===========================================================================================================================
REVENUES
Rental income                                                 $ 101,115         $ 85,441         $  51,528        $ 43,349
Other income                                                      2,648            1,941             1,437           1,001
Interest income                                                   1,113              571               344             323
---------------------------------------------------------------------------------------------------------------------------
                                                                104,876           87,953            53,309          44,673
---------------------------------------------------------------------------------------------------------------------------

EXPENSES
Property expenses                                                23,913           21,007            11,930          10,606
Real estate taxes                                                 8,158            6,930             4,154           3,465
Interest expense, net                                            13,412           13,389             6,300           6,528
Amortization of deferred financing costs                            956            1,296               465             647
Depreciation and amortization                                    16,301           13,734             8,260           6,983
General and administrative                                        4,327            2,988             2,169           1,354
---------------------------------------------------------------------------------------------------------------------------
                                                                 67,067           59,344            33,278          29,583
---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM AND REDEEMABLE
    PREFERRED INTEREST                                           37,809           28,609            20,031          15,090
Extraordinary item related to debt extinguishment               (42,451)                           (42,451)
---------------------------------------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE REDEEMABLE PREFERRED INTEREST               (4,642)          28,609           (22,420)         15,090
Redeemable preferred interest                                     5,534                              3,093
---------------------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                              ($10,176)         $28,609          ($25,513)        $15,090
===========================================================================================================================

ALLOCATION OF NET (LOSS) INCOME:
General Partner                                                 ($4,544)         $12,920          ($11,359)         $6,809
Common Limited Partners                                         ($5,632)         $15,689          ($14,154)         $8,281
===========================================================================================================================

EARNINGS PER COMMON UNIT:
Basic                                                            ($0.23)           $0.66            ($0.57)          $0.34
Diluted                                                          ($0.23)           $0.66            ($0.57)          $0.34
===========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON UNITS OUTSTANDING:
Basic                                                            44,917           43,060            44,971          43,881
Diluted                                                          44,917           43,191            44,971          43,995
===========================================================================================================================



See accompanying notes.

                       Irvine Apartment Communities, L.P.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                                     Irvine Apartment
(unaudited, in thousands)                            Communities, Inc.       Limited Partners             Total
================================================================================================================
PARTNERS' CAPITAL
Balance at January 1, 1997                                  $ 180,017               $ 140,327         $ 320,344
    Net income                                                 12,920                  15,689            28,609
    Contributions                                              31,519                  47,080            78,599
    Distributions                                             (13,999)                (17,068)          (31,067)
----------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                                    $ 210,457               $ 186,028         $ 396,485
================================================================================================================

Balance at January 1, 1998                                  $ 210,920               $ 210,307         $ 421,227
    Net loss                                                   (4,544)                 (5,632)          (10,176)
    Contributions                                               4,007                   2,049             6,056
    Distributions                                             (14,959)                (18,702)          (33,661)
----------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                                    $ 195,424               $ 188,022         $ 383,446
================================================================================================================


COMMON PARTNERSHIP UNITS OUTSTANDING
Balance at January 1, 1997                                     18,556                  22,292            40,848
    Additional common partnership units issued                  1,259                   1,795             3,054
----------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                                       19,815                  24,087            43,902
================================================================================================================

Balance at January 1, 1998                                     19,901                  24,919            44,820
    Additional common partnership units issued                    146                      68               214
----------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                                       20,047                  24,987            45,034
================================================================================================================


See accompanying notes.

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Six Months Ended June 30,
(unaudited, in thousands)                                                                1998              1997
===============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                                    ($10,176)         $ 28,609
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Write-off of deferred financing costs                                              8,314
     Amortization of deferred financing costs                                             956             1,296
     Depreciation and amortization                                                     16,301            13,734
     Redeemable preferred interest                                                      5,534
     Increase (decrease) in cash attributable to changes in assets and liabilities:
         Restricted cash                                                                  (88)              (76)
         Other assets                                                                   5,152            (2,084)
         Accounts payable and accrued liabilities                                       3,130              (548)
         Security deposits                                                              1,097             1,153
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                              30,220            42,084
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets                                   (1,944)           (1,687)
Capital investments in real estate assets                                            (103,157)         (174,152)
----------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                (105,101)         (175,839)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under unsecured line of credit                                              44,000           123,000
Payments on unsecured line of credit                                                  (83,000)          (21,000)
Proceeds from unsecured tax-exempt bond financings                                    334,190
Payments on tax-exempt mortgage bond financings                                      (325,644)           (1,769)
Principal payments                                                                     (1,841)           (1,708)
Additions to deferred financing costs                                                  (2,893)
Net proceeds from issuance of redeemable preferred limited partner units              143,985
Distributions to redeemable preferred limited partner unit holders                     (5,534)
Contributions from partners                                                             5,815            68,372
Distributions to partners                                                             (33,661)          (31,067)
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                              75,417           135,828
----------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 536             2,073
Cash and Cash Equivalents at Beginning of Period                                        4,624             3,205
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  5,160          $  5,278
===============================================================================================================

Supplemental Disclosure of Cash Flow Information
     Interest paid, net of amounts capitalized                                       $ 14,662          $ 13,468
===============================================================================================================


See accompanying notes.

                                IAC Capital Trust

                                  BALANCE SHEET

                                  June 30, 1998

(unaudited, dollars in thousands)
============================================================================================================
ASSETS
Cash                                                                                               $       5
Investment in Subsidiary                                                                             150,000
------------------------------------------------------------------------------------------------------------
                                                                                                   $ 150,005
============================================================================================================

LIABILITIES AND EQUITY
Redeemable Preferred Securities, 25,000,000 securities authorized
       Redeemable Series A Preferred Securities, 6,900,000 securities authorized,
       6,000,000 securities issued and outstanding                                                 $ 150,000
Equity
       Common Securities, 20,000 securities authorized, 200 securities issued and outstanding              5
------------------------------------------------------------------------------------------------------------
                                                                                                   $ 150,005
============================================================================================================


See accompanying notes.

                                IAC Capital Trust

                       STATEMENTS OF OPERATIONS AND EQUITY


                                                                                   For the Period
                                                                                 January 20, 1998
                                                                                 (commencement of
                                                                                      operations)       Three Months Ended
(unaudited, in thousands, except per security amounts)                           to June 30, 1998            June 30, 1998
==========================================================================================================================
REVENUE
Income from investment in subsidiary                                                      $ 5,534                  $ 3,093
--------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE REDEEMABLE PREFERRED INTEREST                                                 5,534                    3,093
Redeemable preferred interest                                                               5,534                    3,093
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                $     0                  $     0
==========================================================================================================================

EARNINGS PER SECURITY:
Basic and diluted                                                                         $  0.00                  $  0.00
==========================================================================================================================

Equity - beginning of period                                                                                       $     5
Issuance of common securities                                                             $     5
Net income                                                                                      0                        0
--------------------------------------------------------------------------------------------------------------------------
EQUITY - END OF PERIOD                                                                    $     5                  $     5
==========================================================================================================================


See accompanying notes.

                                IAC Capital Trust

                             STATEMENT OF CASH FLOWS

  For the Period January 20, 1998 (commencement of operations) to June 30, 1998

(unaudited, in thousands)
=====================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $       0
Adjustments to reconcile net income to net cash provided by
  operating activities:
Redeemable preferred interest                                                  5,534
-------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                      5,534
-------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary                                                    (150,000)
-------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                       (150,000)
-------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common securities                                        5
Proceeds from issuance of redeemable preferred securities                    150,000
Distributions to preferred securities holders                                 (5,534)
-------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                    144,471
-------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          5
Cash and Cash Equivalents at Inception                                             0
-------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $       5
=====================================================================================


See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, INC.,
                     IRVINE APARTMENT COMMUNITIES, L.P. AND
                                IAC CAPITAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION

Irvine Apartment Communities, Inc., a Maryland corporation (the "Company"), operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. In connection with the Company's initial public offering of common stock (the "Offering"), the Company obtained a general partnership interest in and became the sole managing general partner of Irvine Apartment Communities, L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership was formed on November 15, 1993 and began operations as of December 8, 1993, the date of the Offering. In connection with the Offering, The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Operating Partnership. At June 30, 1998, the Company had a 44.5% general partnership interest in and was the sole managing general partner of the Operating Partnership. At June 30, 1998, the common limited partners had a 55.5% common limited partnership interest in the Operating Partnership, with The Irvine Company and certain of its affiliates owning a 55.3% common limited partnership interest in the Operating Partnership. On February 4, 1997, the Operating Partnership acquired the assets of Thompson Residential Company, Inc. The purchase price was paid by the issuance of 74,523 common limited partnership units in the Operating Partnership. At June 30, 1998, Thompson Residential Company, Inc. had a 0.2% common limited partnership interest in the Operating Partnership. The Operating Partnership's management and operating decisions are under the unilateral control of the Company. The Company was incorporated in Delaware on September 10, 1993. On May 2, 1996, the Company changed its state of incorporation from Delaware to Maryland.

The Company is a self-administered equity REIT engaged in the operation and development (through the Operating Partnership) of apartment communities in Orange County, California and, beginning in 1997, other locations in California. As of June 30, 1998, the Operating Partnership owned 61 apartment communities representing 15,729 apartment units and 1,803 units under development (collectively, the "Properties"). The Operating Partnership broke ground on its first apartment community outside of the Irvine Ranch, located in Northern California's Silicon Valley, in May 1997. On June 30, 1997, the Operating Partnership acquired a 923-unit apartment community in the La Jolla region of north San Diego County. In March 1998, the Operating Partnership and Western National Property Management announced the formation of a strategic alliance that, in April 1998, assumed all property management responsibilities for the Operating Partnership's Southern California portfolio. The new entity, Irvine Apartment Management Company ("IAMC"), is owned 51% by the Operating Partnership and 49% by Western National Property Management. Until July 31, 2020, the Operating Partnership has the exclusive right, but not the obligation, to acquire land from The Irvine Company for development of additional apartment communities on the Irvine Ranch.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements of the Company include the consolidated accounts of the Operating Partnership and its financially controlled subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Trust's investment in subsidiary relates to the redeemable series A preferred limited partner units in the Operating Partnership. The Trust has less than a controlling interest and accounts for its investment in subsidiary using the equity method.

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

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 1998 and December 31, 1997, and the revenues and expenses for the three and six months ended June 30, 1998 and 1997. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 3 - MORTGAGES AND NOTES PAYABLE

Unsecured Tax-Exempt Bond Financings: In June 1998, the Operating Partnership completed a $334 million offering of unsecured tax-exempt debt at an average interest rate of 4.93% in three tranches ranging from 10 to 15 years. Proceeds from the offering were used to repay the Operating Partnership's existing tax-exempt mortgage debt and to pay costs associated with prepayment penalties and the unwinding of certain swap agreements. The extraordinary item related to debt extinguishment totaled $42.5 million or a loss to earnings of $0.45 per share and $0.44 per share for the six months ended June 30, 1998 and the three months ended June 30, 1998, respectively.

Unsecured Line of Credit: The Operating Partnership has a $250 million unsecured revolving credit facility that was amended in July 1998. The amended credit facility currently bears interest at LIBOR plus 0.65% or prime and matures in June 2001. The interest rates under the credit facility are adjusted up or down based on credit ratings on the Operating Partnership's senior unsecured long-term indebtedness. Under the credit facility, the Operating Partnership is able to borrow funds from the participating banks through a competitive bid process to obtain a lower interest rate. Borrowings under the credit facility, which are guaranteed by the Company, are available to finance the Operating Partnership's ongoing rental property development, possible acquisitions and for general working capital needs. The Company and the Operating Partnership must comply with certain affirmative and negative covenants, including limitations on distributions, and the maintenance of certain net worth, cash flow and financial ratios. At June 30, 1998, the Company and the Operating Partnership were in compliance with all of these covenants. As of June 30, 1998, $36.0 million was outstanding and $214.0 million was available under the credit facility.

Shelf Registration Statements: On May 14, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of common stock, preferred stock, and warrants to purchase common stock and preferred stock. The Company plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Availability under the Company's shelf registration statement was $350 million at June 30, 1998. Concurrently, the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. The Operating Partnership plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. On October 1, 1997, the Operating Partnership issued $100 million aggregate principal amount of 7% senior unsecured notes (the "Notes") pursuant to its shelf registration statement. Availability under the Operating Partnership's shelf registration statement was $250 million at June 30, 1998.

$250 Million Medium-Term Notes: The Operating Partnership, pursuant to a Prospectus Supplement dated April 9, 1998, may issue from time to time up to $250 million aggregate initial offering price of its Medium-Term Notes, Series A due nine months or more from the date of issue. Issuances of Medium-Term Notes will reduce availability under the Operating Partnership's Registration Statement by the amount of Medium-Term Notes issued. Similarly, issuances of other debt securities under the Operating Partnership's Registration Statement will reduce the amount of Medium-Term Notes that may be issued. As of June 30, 1998, there have been no issuances of Medium-Term Notes.

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

The Company and the Operating Partnership each paid cash distributions of $0.375 per share (or common partnership unit) on February 28 and May 28, 1998. The Operating Partnership and the Trust paid cash distributions of $0.42 and $0.52 per preferred limited partner unit (or preferred security) on March 31, 1998 and June 30, 1998, respectively. During each of the first and second quarters of 1997, the Company and the Operating Partnership each paid a cash dividend of $0.365 per share (or common partnership unit).

RECONCILIATION OF COMMON PARTNERSHIP UNITS OUTSTANDING

(in thousands, except percentages)         Six Months Ended June 30, 1998              Six Months Ended June 30, 1997
-------------------------------------------------------------------------------------------------------------------------
                                                      The Irvine                              The Irvine
                                                         Company                                 Company
                                                             and                                     and
                                                         certain                                 certain
                                                          of its                                  of its
                                             Company  affiliates   Other    Total    Company  affiliates   Other    Total
-------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                19,901      24,844      75   44,820     18,556      22,292           40,848
Stock awards issued and options exercised         32                           32         99                           99
Dividend reinvestment and additional cash
   investment plan                               114          68              182         10          13               23
Common stock offering and related cash
   contribution from The Irvine Company                                                1,150       1,394            2,544
Acquisition of Thompson Residential
   assets                                                                                                     75       75
Contributions of property by The Irvine
   Company and certain of its affiliates                                                             313              313
-------------------------------------------------------------------------------------------------------------------------
Balance at end of period                      20,047      24,912      75   45,034     19,815      24,012      75   43,902
-------------------------------------------------------------------------------------------------------------------------
Ownership interest at end of period             44.5%       55.3%    0.2%     100%      45.1%       54.7%    0.2%     100%
=========================================================================================================================


The following tables represent a reconciliation of the minority interest balances and the computation of the minority interest in (loss) income.

RECONCILIATION OF MINORITY INTEREST

                                                                                       Six Months Ended June 30,
(in thousands)                                                                      1998                       1997
--------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                 $ 210,307                   $ 140,327
Minority interest in (loss) income                                                (5,632)                     15,689
Distributions                                                                    (18,702)                    (17,068)
Cash contributions from The Irvine Company                                                                    36,333
Contributions of property by The Irvine Company and
   certain of its affiliates                                                                                   8,408
Acquisition of Thompson Residential assets                                                                     2,000
Contributions under dividend reinvestment and additional
   cash investment plan                                                            2,049                         339
--------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                       $ 188,022                   $ 186,028
====================================================================================================================


COMPUTATION OF MINORITY INTEREST IN (LOSS) INCOME

                                                        Six Months Ended June 30,        Three Months Ended June 30,
(in thousands)                                               1998           1997               1998             1997
---------------------------------------------------------------------------------------------------------------------
(Loss) income before minority interest                   $(10,176)       $28,609            $(25,513)        $15,090
Loss (income) allocated to the Company based
   on its ownership interest                                4,544        (12,920)             11,359          (6,809)
---------------------------------------------------------------------------------------------------------------------
Minority interest in (loss) income                        $(5,632)       $15,689            $(14,154)         $8,281
=====================================================================================================================

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

NOTE 6 - ACQUISITION OF THE VILLAS OF RENAISSANCE

On June 30, 1997 the Operating Partnership acquired a 923-unit apartment community located in the La Jolla region of North San Diego County from an unrelated third party for $127.0 million. $118.0 million of the purchase price was funded by borrowings under the Operating Partnership's $250 million unsecured credit facility (see Note 3) and $9.0 million was funded from cash on hand. A more detailed description of the transaction is described in the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on July 15, 1997, as amended on July 23, 1997.

NOTE 7 - CERTAIN TRANSACTIONS WITH RELATED PARTIES

Substantially all costs incurred by the Company are borne by the Operating Partnership. Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative services agreement covering services for risk management, income taxes, human resources and other services of $100,000 and $66,000 for the six months ended June 30, 1998 and 1997, respectively, and $33,000 and $37,000 for the three months ended June 30, 1998 and 1997, respectively. The Irvine Company and the Company jointly purchase employee health care insurance and property and casualty insurance. The Company incurred rent totaling $243,000 and $172,000 for the six months ended June 30, 1998 and 1997, respectively, and $114,000 and $85,000 for the three months ended June 30, 1998 and 1997, respectively, related to a lease with The Irvine Company that expires at the end of 2003. IAMC incurred rent totaling $52,000 for the three months ended June 30, 1998, related to a lease with The Irvine Company. For the six months ended June 30, 1998 and 1997, The Irvine Company contributed $2,470,000 and $339,000, respectively, in connection with common limited partnership unit and stock issuances under the dividend reinvestment and additional cash investment plan.

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

One of the Company's directors is president and chief executive officer of a bank which participates in the Company's credit facility and acts as trustee for the Notes. Based on the bank's percentage participation in the credit facility, the Company estimates that the amount of interest and fees paid to the bank totaled $101,000 and $14,000 in the first half of 1998 and three months ended June 30, 1998, respectively. Interest and fees for the corresponding periods in 1997 were $76,000 and $30,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the activities of the Company for the three and six month periods ended June 30, 1998 (unaudited) with the activities of the Company for the three and six month periods ended June 30, 1997 (unaudited). As used in this Item 2, unless the context otherwise requires, the term "Company" includes Irvine Apartment Communities, Inc. and the Operating Partnership (Irvine Apartment Communities, L.P.). IAC Capital Trust (the "Trust") is a limited purpose financing vehicle established by the Company and exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in preferred limited partnership units of the Operating Partnership.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

The Company's income after payment of redeemable preferred interest but before extraordinary item and minority interest in (loss) income was $16.9 million for the three months ended June 30, 1998, up from $15.1 million for the same period of 1997. The Company's financial results improved in 1998 due to the contribution of newly delivered rental units from its development program, an acquisition, properties that stabilized during 1997, and an increase in rental rates within its stabilized portfolio, partially offset by a decrease in physical occupancy and an increase in redeemable preferred interest due to the issuance of preferred securities by the Trust in January 1998.

REVENUE AND EXPENSE DATA

                                                              Three Months Ended June 30,
(dollars in thousands)                                              1998             1997
-----------------------------------------------------------------------------------------
COMMUNITIES STABILIZED BEFORE 1997 (a)
    Number of communities                                             48               48
    Number of units at end of period                              13,541           13,541
    Operating revenues                                           $44,634          $42,575
    Property expenses                                            $10,327          $10,236
    Real estate taxes                                            $ 3,432          $ 3,331
    Depreciation and amortization of real estate assets          $ 6,531          $ 6,592

COMMUNITIES STABILIZED IN 1997 (b)
    Number of communities                                              2
    Number of units at end of period                                 527
    Operating revenues                                           $ 2,235
    Property expenses                                            $   351
    Real estate taxes                                            $   116
    Depreciation and amortization of real estate assets          $   431

LEASE-UP AND NEWLY ACQUIRED COMMUNITIES (c)
    Number of communities                                              5
    Number of units at end of period                               1,661
    Operating revenues                                           $ 6,096
    Property expenses                                            $ 1,252
    Real estate taxes                                            $   606
    Depreciation and amortization of real estate assets          $ 1,162
=========================================================================================

(a)     Represents "same store" communities.

(b) Represents two communities (Baypointe and Santa Maria) that reached stabilized occupancy (95%) at different dates in 1997.

(c) Represents an apartment community acquired on June 30, 1997, one community that became stabilized in June 1998, and three communities in lease-up at June 30, 1998.

OPERATING REVENUES (rental and other income) increased by 19.4% to $53.0 million in the second quarter of 1998, up from $44.4 million in the same period of 1997. Operating revenues rose in 1998 because of higher rental rates and a larger average number of rental units in service as a result of both new development and an acquisition in June 1997. Newly delivered and acquired units and communities stabilized in 1997 added $8.3 million to operating revenues from seven properties in the second quarter of 1998, compared to $1.7 million from two properties in the same period of 1997. Operating revenues generated by communities stabilized before 1997 increased 4.8% in the second quarter of 1998 due to an improvement in the average monthly rental rate, partially offset by a decrease in average physical occupancy to 94.1% from 95.0%. The average monthly rental rate for these communities increased 5.2% to $1,150 in the second quarter of 1998, from $1,093 in the second quarter of 1997.

PROPERTY EXPENSES increased by 12.5% to $11.9 million in the second quarter of 1998, up from $10.6 million in the same period of 1997. The 1998 increase primarily reflects incremental expenses from the newly delivered and acquired rental units and communities stabilized in 1997. Property expenses for communities stabilized before 1997 increased by $0.1 million to $10.3 million in the second quarter of 1998. Average monthly property expenses generated by these communities increased to $254 per unit in the second quarter of 1998 from $252 per unit in the second quarter of 1997. Newly delivered and acquired units and communities stabilized in 1997 added $1.6 million to property expenses from seven properties in the second quarter of 1998 compared to $0.3 million from two properties in the same period of 1997. In order to reduce operating costs, the Company formed a 51% owned subsidiary in April 1998, Irvine Apartment Management Company (IAMC), to manage the Company's properties.

Accordingly, the personnel and office costs of IAMC are included in property expenses. For comparative purposes, prior period management fees have been included in property expenses.

REAL ESTATE TAXES totaled $4.2 million in the second quarter of 1998 and $3.5 million in the same period of 1997. Real estate taxes increased in the second quarter of 1998 due primarily to the addition of new rental units.

NET INTEREST EXPENSE decreased to $6.3 million in the second quarter of 1998 compared to $6.5 million in the same period of 1997. Total interest incurred was $9.4 million in the second quarter of 1998 and $7.9 million in the same period of 1997. Total interest incurred increased due to the impact of the Company's unsecured notes payable which were outstanding for the entire quarter. Net interest expense declined because the Company's increased level of development resulted in a higher level of capitalized interest. The Company capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates. Capitalized interest totaled $3.1 million in the second quarter of 1998 and $1.4 million in the same period of 1997.

AMORTIZATION OF DEFERRED FINANCING COSTS decreased to $0.5 million in the second quarter of 1998 compared to $0.6 million in the same period of 1997. The $182,000 decrease in the second quarter of 1998 was due to the full amortization of certain loan costs during the prior year.

DEPRECIATION AND AMORTIZATION EXPENSE increased 18.3% to $8.3 million in the second quarter of 1998, up from $7.0 million in the same period of 1997. The increase reflects the completion and delivery of newly developed rental units. The 1998 amount also reflects three months of depreciation associated with the newly acquired property.

GENERAL AND ADMINISTRATIVE EXPENSE increased to $2.2 million in the second quarter of 1998, up from $1.4 million in the same period of 1997. The increase was largely the result of increased staff levels necessitated by the Company's growth.

EXTRAORDINARY ITEM of $42.5 million in the second quarter of 1998 represents charges associated with the Operating Partnership's May 1998 debt refinancing transaction. The charges consisted of the write-off of deferred financing costs, prepayment costs and costs relating to the unwinding of certain swap agreements.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

The Company's income after payment of redeemable preferred interest but before extraordinary item and minority interest in (loss) income was $32.3 million for the six months ended June 30, 1998, up from $28.6 million for the same period of 1997. The Company's financial results improved in 1998 due to the contribution of newly delivered rental units from its development program, an acquisition, properties that stabilized during 1997, and an increase in rental rates within its stabilized portfolio, partially offset by a decrease in physical occupancy and an increase in redeemable preferred interest due to the issuance of preferred securities by the Trust in January 1998.

REVENUE AND EXPENSE DATA

                                                              Six Months Ended June 30,
(dollars in thousands)                                          1998              1997
--------------------------------------------------------------------------------------
COMMUNITIES STABILIZED BEFORE 1997 (a)
    Number of communities                                         48               48
    Number of units at end of period                          13,541           13,541
    Operating revenues                                       $88,673          $84,743
    Property expenses                                        $20,675          $20,428
    Real estate taxes                                        $ 6,861          $ 6,751
    Depreciation and amortization of real estate assets      $13,085          $13,172

COMMUNITIES STABILIZED IN 1997 (b)
    Number of communities                                          2
    Number of units at end of period                             527
    Operating revenues                                       $ 4,447
    Property expenses                                        $   728
    Real estate taxes                                        $   286
    Depreciation and amortization of real estate assets      $   862

LEASE-UP AND NEWLY ACQUIRED COMMUNITIES (c)
    Number of communities                                          5
    Number of units at end of period                           1,661
    Operating revenues                                       $10,643
    Property expenses                                        $ 2,510
    Real estate taxes                                        $ 1,011
    Depreciation and amortization of real estate assets      $ 2,086
--------------------------------------------------------------------------------------

(a)     Represents "same store" communities.

(b) Represents two communities (Baypointe and Santa Maria) that reached stabilized occupancy (95%) at different dates in 1997.

(c) Represents an apartment community acquired on June 30, 1997, one community that became stabilized in June 1998, and three communities in lease-up at June 30, 1998.

OPERATING REVENUES (rental and other income) increased by 18.7% to $103.8 million in the first half of 1998, up from $87.4 million in the same period of 1997. Operating revenues rose in 1998 because of higher rental rates and a larger average number of rental units in service as a result of both new development and an acquisition in June 1997. Newly delivered and acquired units and communities stabilized in 1997 added $15.1 million to operating revenues from seven properties in the first half of 1998, compared to $2.6 million from two properties in the same period of 1997. Operating revenues generated by communities stabilized before 1997 increased 4.6% in the first half of 1998 due to an improvement in the average monthly rental rate, partially offset by a decrease in average physical occupancy to 94.1% from 94.9%. The average monthly rental rate for these communities increased 5.5% to $1,147 in the first half of 1998, from $1,087 in the first half of 1997.

PROPERTY EXPENSES increased by 13.8% to $23.9 million in the first half of 1998, up from $21.0 million in the same period of 1997. The 1998 increase primarily reflects incremental expenses from the newly delivered and acquired rental units and communities stabilized in 1997. Property expenses for communities stabilized before 1997 increased by $0.2 million to $20.7 million in the first half of 1998. Average monthly property expenses generated by these communities increased to $254 per unit in the first half of 1998 from $251 per unit in the first half of 1997. Newly delivered and acquired units and communities stabilized in 1997 added $3.2 million to property expenses from seven properties in the first half of 1998 compared to $0.6 million from two properties in the same period of 1997. In order to reduce operating costs, the Company formed a 51% owned subsidiary in April 1998, IAMC, to manage the Company's properties. Accordingly, the personnel and office costs of IAMC are included in property expenses. For comparative purposes, prior period management fees have been included in property expenses.

REAL ESTATE TAXES totaled $8.2 million in the first half of 1998 and $6.9 million in the same period of 1997. Real estate taxes increased in the first half of 1998 due primarily to the addition of new rental units.

NET INTEREST EXPENSE was $13.4 million in the first half of 1998 and 1997. Total interest incurred was $19.2 million in the first half of 1998 and $15.8 million in the same period of 1997. The increase in interest incurred in the first half of 1998 was primarily due to the unsecured notes payable which were outstanding for the entire period. The Company capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates. Capitalized interest totaled $5.8 million in the first half of 1998 and $2.5 million in the same period of 1997.

AMORTIZATION OF DEFERRED FINANCING COSTS decreased to $1.0 million in the first half of 1998 compared to $1.3 million in the same period of 1997. The $0.3 decrease in the first quarter of 1998 was due to the full amortization of certain loan costs during the prior year.

DEPRECIATION AND AMORTIZATION EXPENSE increased 18.7% to $16.3 million in the first half of 1998, up from $13.7 million in the same period of 1997. The increase reflects the completion and delivery of newly developed rental units. The 1998 amount also reflects six months of depreciation associated with the newly acquired property.

GENERAL AND ADMINISTRATIVE EXPENSE increased to $4.3 million in the first half of 1998, up from $3.0 million in the same period of 1997. The increase was largely the result of increased staff levels necessitated by the Company's growth.

EXTRAORDINARY ITEM of $42.5 million in the first half of 1998 represents charges associated with the Operating Partnership's May 1998 debt refinancing transaction. The charges consisted of the write-off of deferred financing costs, prepayment costs and costs relating to the unwinding of certain swap agreements.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that cash provided by operations will be adequate to meet both operating requirements and payment of distributions by the Company in accordance with REIT requirements in both the short and long term.

LIQUIDITY: The Company expects to meet its long-term liquidity requirements, such as construction costs, scheduled debt maturities and potential future property acquisitions, through the issuance or refinancing of long-term debt, borrowings from financial institutions, or the issuance of additional equity securities of the Company, partnership units by the Operating Partnership or preferred securities by the Trust. The Operating Partnership has a $250 million unsecured revolving credit facility that was amended in July 1998. The amended credit facility currently bears interest at LIBOR plus 0.65% or prime and matures in June 2001. The interest rates under the credit facility are adjusted up or down based on the credit ratings on the Operating Partnership's senior unsecured long-term indebtedness. In January 1998, all outstanding borrowings under the credit facility were repaid from the proceeds of the offering by the Trust of its 8 1/4% Series A REIT Trust Originated Preferred Securities (the "8 1/4% Series A Preferred Securities"). Availability under the credit facility was $214.0 million at June 30, 1998.

SHELF REGISTRATION STATEMENTS: On May 14, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of common stock, preferred stock, and warrants to purchase common stock and preferred stock. The Company plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Availability under the

\
Company's shelf registration statement was $350 million at June 30, 1998. Concurrently, the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. The Operating Partnership plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. On October 1, 1997, the Operating Partnership issued $100 million aggregate principal amount of 7% senior unsecured notes pursuant to its shelf registration statement. Availability under the Operating Partnership's shelf registration statement was $250 million at June 30, 1998. The Operating Partnership, pursuant to a Prospectus Supplement dated April 9, 1998, may issue from time to time up to $250 million aggregate initial offering price of its Medium-Term Notes, Series A due nine months or more from the date of issue. Issuances of Medium-Term Notes will reduce availability under the Operating Partnership's Registration Statement by the amount of Medium-Term Notes issued. Similarly, issuances of other debt securities under the Operating Partnership's Registration Statement will reduce the amount of Medium-Term Notes that may be issued. As of June 30, 1998, there have been no issuances of Medium-Term Notes.

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

DEBT: The Company's conventional and tax-exempt debt bears interest at fixed interest rates. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of the Company's December 1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity that range from 2000 to 2008. The weighted average effective interest rate on the Company's debt, including the non-cash charges of amortization of deferred financing costs, was 6.09% at June 30, 1998. In June 1998, the Company completed a $334 million offering of unsecured tax-exempt debt at an average interest rate of 4.93% in three tranches ranging from 10 to 15 years. Proceeds from the offering were used to repay the Company's existing tax-exempt mortgage debt and to pay costs associated with prepayment penalties and the unwinding of certain swap agreements.

DEBT STRUCTURE AT JUNE 30, 1998

                                                             Debt     Weighted Average
(dollars in millions)                                     Balance        Interest Rate
--------------------------------------------------------------------------------------
Fixed rate debt
   Conventional mortgage financings                      $  130.9                 7.12%
   Mortgage notes payable to The Irvine Company              50.0                 5.75%
   Tax-exempt assessment district debt                        5.4                 6.27%
   Unsecured tax-exempt bond financings                     334.2                 4.93%
   Unsecured notes payable                                   99.2                 7.10%
--------------------------------------------------------------------------------------
    Total fixed rate debt                                   619.7                 5.82%
--------------------------------------------------------------------------------------
Variable rate debt
   Unsecured line of credit                                  36.0                 6.23%
   Tax-exempt assessment district debt                       16.1                 4.32%
--------------------------------------------------------------------------------------
    Total variable rate debt                                 52.1                 5.64%
--------------------------------------------------------------------------------------
    Total debt                                           $  671.8                 5.80%
======================================================================================

DEFERRED FINANCING COSTS

                                                                            Weighted Average
                                                         Balance at           Remaining Term
(dollars in millions)                                 June 30, 1998                (in years)
--------------------------------------------------------------------------------------------
Interest rate buy-downs on
   conventional mortgage financings                         $   7.6                      8.5
Loan origination costs and other                                5.1                     10.9
--------------------------------------------------------------------------------------------
Total                                                       $  12.7                      9.5
============================================================================================


OPERATING ACTIVITIES: Cash provided by operating activities was $30.2 million and $42.1 million in the first half of 1998 and 1997, respectively. Cash provided by operating activities decreased in the first half of 1998 compared to the same period in 1997 due to an extraordinary item related to debt extinguishment, partially offset by higher revenues from newly developed and acquired apartment units, as well as an increase in revenues within the Company's stabilized portfolio achieved through higher rental rates.

INVESTING ACTIVITIES: Cash used in investing activities was $105.1 million and $175.8 million in the first half of 1998 and 1997, respectively. This decrease reflects the purchase of The Villas of Renaissance in 1997, partially offset by increased development activity in the first half of 1998.

FINANCING ACTIVITIES: Cash provided by financing activities was $75.4 million and $135.8 million in the first half of 1998 and 1997, respectively. The Operating Partnership received net proceeds of $144 million from the issuance of 8 1/4% Series A Preferred Limited Partner Units in the first quarter of 1998. These proceeds were used to pay all outstanding borrowings under the credit facility and for development. The Operating Partnership received proceeds of $334.2 million from the issuance of tax-exempt bonds in June 1998. These proceeds were used to repay existing tax-exempt mortgage bonds and to pay costs associated with the offering. Additionally, the Company paid $33.7 million in distributions in the first six months of 1998 compared to $31.1 million in the first six months of 1997.

CAPITAL EXPENDITURES

Capital expenditures consist of capital improvements and investments in real estate assets. Capital improvements to operating real estate assets totaled $1.9 million and $1.7 million in the first half of 1998 and 1997, respectively. Capital investments in real estate assets totaled $103.2 million and $174.2 million in the first half of 1998 and 1997, respectively. These investments consisted of new development, nonrecurring capital replacements, land purchases on and off the Irvine Ranch, and the acquisition of an apartment community off the Irvine Ranch.

The Company has entered into agreements giving it the right, but not the obligation, to acquire land sites for the development of apartment units, subject to the receipt of necessary entitlements and due diligence. As of June 30, 1998, the Company had approximately 4,000 units under option and/or contract. Prior to buying land, the Company incurs preliminary costs for site planning and entitlement. If a potential site is abandoned, the associated costs are written off. While the Company seeks to mitigate such risk and has not written off significant amounts to date, no assurance can be given that it will not be required to do so in the future.

RECURRING CAPITAL REPLACEMENTS WITHIN ALL STABILIZED COMMUNITIES: The following table details expenditures for recurring capital replacements for all communities for the first half of 1998.

                                                            Six Months Ended
(dollars in thousands)                                         June 30, 1998
----------------------------------------------------------------------------
Carpet replacements                                                  $   671
Exterior painting, siding and stucco                                     125
Upgrades, renovations and major building items                            10
Appliances, water heaters and air conditioning                            71
Roofing, concrete and pavement                                           310
Equipment and other                                                      757
----------------------------------------------------------------------------
Total                                                                $ 1,944
============================================================================

RECURRING CAPITAL REPLACEMENTS WITHIN COMMUNITIES STABILIZED BEFORE 1997:
Expenditures for recurring capital replacements within communities stabilized before 1997 totaled $1.9 million and $1.7 million in the first half of 1998 and 1997, respectively. Average recurring capital replacements per unit were $142 and $125 in the first half of 1998 and 1997, respectively. Expenditures for recurring capital replacements for the full year 1998 are expected to be similar to the full year 1997 levels. The Company has a policy of capitalizing expenditures related to new assets, acquisitions, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset's useful life.

CAPITAL INVESTMENTS IN NEW DEVELOPMENT: On April 30, 1998, the Company purchased from an unrelated third party a 119-unit, high-rise apartment building under renovation located in West Los Angeles (Champagne Towers) for $44.1 million. In June 1998, the Company purchased an apartment development site known as Bair Island from an unrelated third party for $4.5 million. Currently, the Company has nine apartment communities under development that will require total expenditures of approximately $405 million, of which $235.2 million had been incurred at June 30, 1998. Funding for these developments is expected to come from the Operating Partnership's $250 million unsecured revolving credit facility (of which $214 million was available as of June 30, 1998), debt offerings of the Operating Partnership, preferred securities offerings of the Trust and cash on hand. In addition, the Company may issue other equity securities as discussed in the Liquidity section.

CONSTRUCTION INFORMATION

                                                                                                                   Total
                                                                                          Commencement         Estimated
                                                                         Commencement       of Leasing             Costs
Apartment Community                               Location    Units   of Construction         Activity     (in millions)
------------------------------------------------------------------------------------------------------------------------
On Ranch:
   The Colony(1)             Newport Center, Newport Beach      245              7/96            11/97               $46
   Rancho Santa Fe(1)                 Tustin Ranch, Tustin      316              2/97            11/97                39
   Sonoma                                Oak Creek, Irvine      196             11/97                                 25
   Brittany                              Oak Creek, Irvine      393             12/97                                 45
Off Ranch:
   The Hamptons(1)                               Cupertino      342              5/97             4/98                52
   Stonecrest                             San Diego County      336              4/98                                 42
   The Colony at Aventine                 San Diego County      232              5/98                                 44
   Bair Island                                Redwood City      155              6/98                                 37
   Champagne Towers                       West Los Angeles      119              8/98                                 75
------------------------------------------------------------------------------------------------------------------------
      Total                                                   2,541                                                 $405
========================================================================================================================

   (1) These three properties were in lease-up at June 30, 1998, with 531 units delivered and 449 units occupied.

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

NONRECURRING CAPITAL REPLACEMENTS: Nonrecurring capital expenditures consist of special programs to upgrade and enhance a community to achieve higher rental rates. Expenditures for nonrecurring capital replacements totaled $6.0 million in the first half of 1998. These expenditures were made at two properties (Promontory Point and The Villas of Renaissance). There were no such expenditures made in the first half of 1997. Expenditures for nonrecurring capital expenditures at Promontory Point and The Villas of Renaissance are expected to total approximately $8.5 million in 1998.

SUBSEQUENT CAPITAL INVESTMENT IN NEW DEVELOPMENT: On August 10, 1998, the Company purchased from an unrelated third party vacant land for the development of approximately 1,200 apartment units, in Irvine, for $40 million in cash. On the same date, the Company also acquired, for $10 million in cash, an assignment of a contract to purchase an existing 216-unit apartment community adjacent to this development parcel, for the assumption of $18 million in debt. Although there can be no assurance, this transaction is expected to close in September 1998.

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

The success of the Irvine Ranch as a master-planned development is in the large part attributable to the early creation of a broad employment base. The Irvine Company has emphasized the promotion of job creation on the Irvine Ranch and has been involved in creating four major employment centers on the Irvine Ranch, each easily accessible by apartment residents and the surrounding area. The Irvine Company has been the sole developer of the Irvine Spectrum, a 5,000-acre research, technology and employment center which houses more than 2,200 companies and approximately 44,000 employees and includes 25 million square feet of research and development and office space. The Irvine Business Complex, which surrounds the John Wayne airport, houses over 100,000 employees and includes more than 24 million square feet of office and other commercial space and over 14 million square feet of industrial space. Newport Center contains over 4.4 million square feet of office space, a 1.3 million square-foot regional mall

(Fashion Island), a tennis club and two country clubs. In addition, The Irvine Company donated land to the University of California at Irvine, a 1,489-acre campus which currently has more than 17,000 students and 6,000 employees. The proximity of properties located on the Irvine Ranch to these employment centers makes them attractive residential locations.

YEAR 2000

Management has examined the Year 2000 issues and believes that they will not have a material effect on the business, results of operations or financial condition of the Company. The Company's planned expenditures in relation to Year 2000 issues are not material.

IMPACT OF INFLATION

The Company's business is affected by general economic conditions, including the impact of inflation and interest rates. Substantially all of the Company's leases allow, at time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. Substantially all leases are for a period of one year or less. The short-term nature of these leases generally serves to minimize the risk to the Company of the adverse effects of inflation. For construction, the Company enters into various contracts for the development and construction of new apartment communities. These are fixed-fee contracts and thus partially insulate the Company from inflationary risk.

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

CALCULATION OF FFO

                                                                  Six Months Ended             Three Months Ended
                                                                       June 30,                     June 30,
(in thousands, unaudited)                                         1998         1997             1998          1997
------------------------------------------------------------------------------------------------------------------
Net (loss) income                                              $(4,544)     $12,920         $(11,359)       $6,809
Add:
    Depreciation and amortization of real estate assets         16,033       13,622            8,124         6,925
    Minority interest in (loss) income                          (5,632)      15,689          (14,154)        8,281
    One-time charge related to transition of IAMC                  345                           345
    Extraordinary item related to debt extinguishment           42,451                        42,451
------------------------------------------------------------------------------------------------------------------
Funds from operations                                          $48,653      $42,231          $25,407       $22,015
==================================================================================================================

SUPPLEMENTAL INFORMATION

The following section provides supplemental operating information. The information is unaudited and is provided as a supplement to the accompanying financial statements and management's discussion and analysis. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Operating results for the three or six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

                       Irvine Apartment Communities, Inc.
                       Irvine Apartment Communities, L.P.
                                IAC Capital Trust

                             SELECTED OPERATING DATA

                                                                       Six Months Ended June 30,
(unaudited)                                                                      1998       1997      Difference
===================================================================================================================
     UNIT DATA
-------------------------------------------------------------------------------------------------------------------
     Average rentable units during the period                                  15,428     13,879           1,549
     Rentable units at the end of the period                                   15,729     14,991             738

-------------------------------------------------------------------------------------------------------------------
     COMMUNITIES STABILIZED BEFORE 1997 (a)
-------------------------------------------------------------------------------------------------------------------

     Average physical occupancy                                                  94.1%      94.9%           -0.8%
     Average economic occupancy (b)                                              92.4%      93.3%           -0.9%

     Average monthly gross scheduled rent per unit (c)                         $1,147     $1,087             5.5%
     Average monthly rental income per occupied unit                           $1,131     $1,075             5.2%
-------------------------------------------------------------------------------------------------------------------
     COMMUNITIES STABILIZED IN 1997 (d)
-------------------------------------------------------------------------------------------------------------------

     Average physical occupancy                                                  93.9%
     Average economic occupancy (b)                                              93.2%

     Average monthly gross scheduled rent per unit                             $1,465
     Average monthly rental income per occupied unit                           $1,472

-------------------------------------------------------------------------------------------------------------------
     LEASE-UP AND ACQUISITION COMMUNITIES (e)
-------------------------------------------------------------------------------------------------------------------

     Operating revenues (rental income and other income) - in thousands       $10,643

     Units in acquired community                                                  923
     Units delivered in the period                                                593
     Cumulative units delivered at the end of the period                          738

     Units occupied in lease-up communities at the end of the period              648
     Average units occupied in lease-up communities during the period             345

-------------------------------------------------------------------------------------------------------------------
     OTHER FINANCIAL DATA (IRVINE APARTMENT COMMUNITIES, INC.)
-------------------------------------------------------------------------------------------------------------------

     Dividends paid per share                                                   $0.750    $0.730
     Funds from operations (FFO) payout ratio                                    69.2%      74.5%
===================================================================================================================




                                                                          Three Months Ended June 30,
(unaudited)                                                                     1998             1997      Difference
=====================================================================================================================
     UNIT DATA
---------------------------------------------------------------------------------------------------------------------
     Average rentable units during the period                                 15,593           13,986           1,607
     Rentable units at the end of the period                                  15,729           14,991             738

---------------------------------------------------------------------------------------------------------------------
     COMMUNITIES STABILIZED BEFORE 1997 (a)
---------------------------------------------------------------------------------------------------------------------

     Average physical occupancy                                                 94.1%            95.0%           -0.9%
     Average economic occupancy (b)                                             92.7%            93.1%           -0.4%

     Average monthly gross scheduled rent per unit (c)                        $1,150           $1,093             5.2%
     Average monthly rental income per occupied unit                          $1,137           $1,080             5.3%
---------------------------------------------------------------------------------------------------------------------
     COMMUNITIES STABILIZED IN 1997 (d)
---------------------------------------------------------------------------------------------------------------------

     Average physical occupancy                                                 93.7%
     Average economic occupancy (b)                                             92.9%

     Average monthly gross scheduled rent per unit                            $1,474
     Average monthly rental income per occupied unit                          $1,480

---------------------------------------------------------------------------------------------------------------------
     LEASE-UP AND ACQUISITION COMMUNITIES (e)
---------------------------------------------------------------------------------------------------------------------

     Operating revenues (rental income and other income) - in thousands       $6,096

     Units in acquired community                                                 923
     Units delivered in the period                                               404
     Cumulative units delivered at the end of the period                         738

     Units occupied in lease-up communities at the end of the period             648
     Average units occupied in lease-up communities during the period            481

---------------------------------------------------------------------------------------------------------------------
     OTHER FINANCIAL DATA (IRVINE APARTMENT COMMUNITIES, INC.)
---------------------------------------------------------------------------------------------------------------------

     Dividends paid per share                                                 $0.375           $0.365
     Funds from operations (FFO) payout ratio                                   66.5%            73.0%
=====================================================================================================================


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

(e) Financial results are for four properties that started lease-up at various dates in late 1997 and 2nd quarter 1998 and the 923-unit Villas of Renaissance apartment community purchased on June 30, 1997.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                Not required.


PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS.

                Not applicable.

ITEM 2.                  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                During the second quarter of 1998, the Operating Partnership sold to affiliates of The Irvine Company the following units of common limited partnership interest ("common L.P. units") in the Operating Partnership pursuant to Section 4(2) of the Securities Act of 1933:

                         An aggregate of 34,572 common L.P. units were sold in May 1998 for $1.0 million in cash at prices ranging from $29.5625 to $29.9375 per common L.P. unit, in connection with The Irvine Company's exercise of its proportional purchase rights under the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership with respect to sales of the Company's common stock pursuant to its Dividend Reinvestment and Additional Cash Investment Plan.

                Each of the foregoing common L.P. units is exchangeable for common stock of the Company on a one-for-one basis, subject to adjustment and certain limitations set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership.

                         In addition, in May 1998, the Company sold to The Irvine Company pursuant to Section 4(2) of the Securities Act of 1933, 8,360 shares of Common Stock for $0.2 million in cash at prices ranging from $29.5625 to $29.9375 in connection with The Irvine Company's exercise of its proportional purchase rights under the Miscellaneous Rights Agreement with respect to sales of the Company's Common Stock pursuant to the Dividend Reinvestment and Additional Cash Investment Plan.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES.

                Not applicable.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                The following occurred during the second quarter of 1998:

                On May 7, 1998 at the Company's Annual Meeting of Shareholders, three directors were re-elected to the Company's Board of Directors for a three-year term to expire at the 2001 Annual Meeting of Shareholders and one director was re-elected to the Company's Board of Directors for a two-year term to expire at the 2000 Annual Meeting of Shareholders.

                                        TOTAL VOTE FOR           TOTAL VOTE WITHHELD
                                        EACH DIRECTOR             FROM EACH DIRECTOR
                                        -------------            -------------------
      Anthony Frank                       17,480,772                      96,092
      John F. Seymour, Jr.                17,478,833                      98,031
      Raymond L. Watson                   17,474,501                     102,363
      William F. McFarland                17,481,458                      95,406

                Also at the 1998 Annual Meeting of Shareholders, shareholders approved (i) the amendment and restatement of the Irvine Apartment Communities, Inc. 1993 Stock Option Plan for Directors and (ii) the adoption of the Irvine Apartment Communities, Inc. 1998 Deferred Compensation Plan for Outside Directors.

ITEM 5.                  OTHER INFORMATION.

                Not applicable.

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K.

                (a)      Exhibits:

                Exhibit No. 4.6:     Officer's Certificate dated April
                                     9, 1998 setting forth certain terms and
                                     provisions applicable to the Operating
                                     Partnership's Medium-Term Notes, Series A
                                     (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Company and the Operating Partnership filed on April 10, 1998 (the "MTN 8-K")).

                Exhibit No. 4.7:     Form of the Operating Partnership's Fixed
                                     Rate Medium-Term Note, Series A
                                     (incorporated by reference to Exhibit 4.2 of the MTN 8-K).

                Exhibit No. 4.8:     Form of the Operating Partnership's
                                     Floating Rate Medium-Term Note, Series A
                                     (incorporated by reference to Exhibit 4.3 of the MTN 8-K).

                Exhibit No. 4.9:     Supplemental Indenture No. 2 dated as of
                                     April 9, 1998 to the Indenture dated as of October 1, 1997 between the Operating
                                     Partnership and U.S. Bank Trust National
                                     Association, Trustee (incorporated by
                                     reference to Exhibit 4.4 of the MTN 8-K).

                Exhibit No. 10.5.4:  Amendment No. 4 to the Administrative
                                     Services Agreement.

                Exhibit No. 10.8.1:  Irvine Apartment Communities, Inc. Amended
                                     and Restated 1993 Stock Option Plan for
                                     Directors.

                Exhibit No. 10.20:   Irvine Apartment Communities, Inc. Deferred
                                     Compensation Plan for Outside Directors.

                Exhibit No. 27.1:    Financial Data Schedule for Irvine
                                     Apartment Communities, Inc.

                Exhibit No. 27.2:    Financial Data Schedule for Irvine
                                     Apartment Communities, L.P.

                Exhibit No. 27.3:    Financial Data Schedule for IAC Capital
                                     Trust.

                (b) During the second quarter of 1998, the Company, the Operating Partnership and the Trust filed the following current reports on Form 8-K:

                         1. On April 9, 1998, the Company and the Operating Partnership filed a Current Report on Form 8-K which included pro forma information for the year ended December 31, 1997 relating to The Villas of Renaissance.

                         2. On April 10, 1998, the Company and the Operating Partnership filed a Current Report on Form 8-K for the purpose of filing copies of the Distribution Agreement, Officer's Certificate, Form of Fixed Rate Medium-Term Note, Series A, Form of Floating Rate Medium-Term Note, Series A and Supplemental Indenture No. 2, relating to the Operating Partnership's Medium-Term Notes.

                         3. On April 23, 1998, the Company and the Operating Partnership filed a Current Report on Form 8-K relating to the announcement of a strategic alliance with Western National Property Management on management of the Company's Southern California portfolio.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                    IRVINE APARTMENT COMMUNITIES, INC.


Date:   August 10, 1998             By:  /s/ James E. Mead
                                         --------------------------------------
                                         James E. Mead
                                         Senior Vice President,
                                         Chief Financial Officer and Secretary


                                    By:  /s/ Shawn Howie
                                         --------------------------------------
                                         Shawn Howie
                                         Vice President, Corporate Finance and
                                         Controller
                                         (Principal Accounting Officer)



                                    IRVINE APARTMENT COMMUNITIES, L.P.

                                    By: Irvine Apartment Communities, Inc.,
                                         its sole general partner


Date:   August 10, 1998             By:  /s/ James E. Mead
                                         --------------------------------------
                                         James E. Mead
                                         Senior Vice President,
                                         Chief Financial Officer and Secretary


                                    By:  /s/ Shawn Howie
                                         --------------------------------------
                                         Shawn Howie
                                         Vice President, Corporate Finance and
                                         Controller
                                         (Principal Accounting Officer)



                                    IAC CAPITAL TRUST


Date:   August 10, 1998             By:  /s/ James E. Mead
                                         --------------------------------------
                                         James E. Mead
                                         Regular Trustee

                                 EXHIBIT INDEX


                Exhibit No.                     Description
                -----------                     -----------
                      4.6:           Officer's Certificate dated April
                                     9, 1998 setting forth certain terms and
                                     provisions applicable to the Operating
                                     Partnership's Medium-Term Notes, Series A
                                     (incorporated by reference to Exhibit 4.1
                                     of the Current Report on Form 8-K of the
                                     Company and the Operating Partnership filed
                                     on April 10, 1998 (the "MTN 8-K")).

                      4.7:           Form of the Operating Partnership's Fixed
                                     Rate Medium-Term Note, Series A
                                     (incorporated by reference to Exhibit 4.2 of the MTN 8-K).

                      4.8:           Form of the Operating Partnership's
                                     Floating Rate Medium-Term Note, Series A
                                     (incorporated by reference to Exhibit 4.3 of the MTN 8-K).

                      4.9:           Supplemental Indenture No. 2 dated as of
                                     April 9, 1998 to the Indenture dated as of October 1, 1997 between the Operating
                                     Partnership and U.S. Bank Trust National
                                     Association, Trustee (incorporated by
                                     reference to Exhibit 4.4 of the MTN 8-K).

                     10.5.4:         Amendment No. 4 to the Administrative
                                     Services Agreement.

                     10.8.1: Irvine Apartment Communities, Inc. Amended and Restated 1993 Stock Option Plan for
                                     Directors.

                     10.20:          Irvine Apartment Communities, Inc. Deferred
                                     Compensation Plan for Outside Directors.

                     27.1:           Financial Data Schedule for Irvine
                                     Apartment Communities, Inc.

                     27.2:           Financial Data Schedule for Irvine
                                     Apartment Communities, L.P.

                     27.3:           Financial Data Schedule for IAC Capital
                                     Trust.