Form 10-Q
period 1998-09-30
IRVINE APARTMENT COMMUNITIES INC; IRVINE APARTMENT COMMUNITIES L P; IAC CAPITAL TRUST
filed 1998-11-16
CIK 912084, 1038358, 1048922

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the Period Ended SEPTEMBER 30, 1998.

                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the transition period from _______ to _______.

           Commission File Number: 1-12478 (Irvine Apartment Communities, Inc.)
                                   0-22569 (Irvine Apartment Communities, L.P.)
                                   1-13721 (IAC Capital Trust)


                       IRVINE APARTMENT COMMUNITIES, INC.
                       IRVINE APARTMENT COMMUNITIES, L.P.
                                IAC CAPITAL TRUST
           ----------------------------------------------------------
           (Exact Name of Registrants as Specified in Their Charters)

                 Maryland                          33-0698698
                 Delaware                          33-0587829
                 Delaware                          91-6452946
         ------------------------    ---------------------------------------
         (State of Incorporation)    (I.R.S. Employer Identification Number)


      550 Newport Center Drive, Suite 300, Newport Beach, California 92660
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 720-5500
              ----------------------------------------------------
              (Registrants' telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

               Irvine Apartment Communities, Inc.: Yes   [X]  No [ ]
               Irvine Apartment Communities, L.P.: Yes   [X]  No [ ]
               IAC Capital Trust:                  Yes   [X]  No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Irvine Apartment Communities, Inc.: common stock, $0.01 Par Value -- 20,129,873 shares as of October 31, 1998; Irvine Apartment Communities, L.P.: units of common partnership interest -- 45,156,808 units as of October 31, 1998.


================================================================================

                       IRVINE APARTMENT COMMUNITIES, INC.,
                     IRVINE APARTMENT COMMUNITIES, L.P. AND
                                IAC CAPITAL TRUST


                                      INDEX


                                                                                            PAGE
                                                                                            ----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements -- Irvine Apartment Communities, Inc.

        -- Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997        1

        -- Consolidated Statements of Operations for the three and nine months ended
           September 30, 1998 and 1997                                                       2

        -- Consolidated Statements of Changes in Shareholders' Equity for
           the nine months ended September 30, 1998 and 1997                                 3

        -- Consolidated Statements of Cash Flows for the nine months ended
           September 30, 1998 and 1997                                                       4

        Financial Statements -- Irvine Apartment Communities, L.P.

        -  Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997        5

        -- Consolidated Statements of Operations for the three and nine months ended
           September 30, 1998 and 1997                                                       6

        -- Consolidated Statements of Changes in Partners' Capital for the
           nine months ended September 30, 1998 and 1997                                     7

        -- Consolidated Statements of Cash Flows for the nine months ended
           September 30, 1998 and 1997                                                       8

        Financial Statements -- IAC Capital Trust

        -- Balance Sheet as of September 30, 1998                                            9

        -- Statements of Operations and Equity for the three months ended
           September 30, 1998 and for the period January 20, 1998 (commencement of
           operations) to September 30, 1998                                                10

        -- Statement of Cash Flows for the period January 20, 1998 (commencement
           of operations) to September 30, 1998                                             11

        Notes to Consolidated Financial Statements                                          12 to 17

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                           18 to 30

Item 3. Quantitative and Qualitative Disclosures About Market Risk                          31

                                                                                            PAGE
                                                                                            ----
PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                                   31

Item 2. Changes in Securities and Use of Proceeds                                           31

Item 3. Defaults Upon Senior Securities                                                     31

Item 4. Submission of Matters to a Vote of Security Holders                                 31

Item 5. Other Information                                                                   31

Item 6. Exhibits and Reports on Form 8-K                                                    32

        SIGNATURES                                                                          33

ITEM 1.
                       Irvine Apartment Communities, Inc.

                           CONSOLIDATED BALANCE SHEETS


                                                                                 September 30,          December 31,
(in thousands, except per share amounts)                                                  1998                  1997
                                                                                 -------------         -------------
ASSETS                                                                            (unaudited)
Real estate assets, at cost
   Land                                                                          $     234,912         $     208,687
   Buildings and improvements                                                        1,120,955             1,015,696
                                                                                 -------------         -------------
                                                                                     1,355,867             1,224,383
   Accumulated depreciation                                                           (272,698)             (248,245)
                                                                                 -------------         -------------
                                                                                     1,083,169               976,138
   Under development, including land                                                   196,646               148,424
                                                                                 -------------         -------------
                                                                                     1,279,815             1,124,562
Cash and cash equivalents                                                                6,012                 4,624
Restricted cash                                                                          1,636                 1,464
Deferred financing costs, net                                                           12,510                19,079
Other assets                                                                            20,793                13,948
                                                                                 -------------         -------------
                                                                                 $   1,320,766         $   1,163,677
                                                                                 =============         =============
LIABILITIES
Mortgages and notes payable
   Tax-exempt mortgage bond financings                                                                 $     325,644
   Conventional mortgage financings                                              $     130,240               132,256
   Mortgage notes payable to The Irvine Company                                         49,742                50,397
   Tax-exempt assessment district debt                                                  21,455                21,544
   Unsecured tax-exempt bond financings                                                334,190
   Unsecured notes payable                                                              99,265                99,222
   Unsecured line of credit                                                            101,000                75,000
                                                                                 -------------         -------------
                                                                                       735,892               704,063
Accounts payable and accrued liabilities                                                43,792                30,689
Security deposits                                                                        9,319                 7,698
                                                                                 -------------         -------------
                                                                                       789,003               742,450

MINORITY INTEREST - REDEEMABLE PREFERRED INTEREST OF SUBSIDIARY                        144,082

MINORITY INTEREST                                                                      189,649               210,307

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 10,000 shares authorized;
   no shares issued or outstanding
Common stock, par value $0.01 per share; 150,000 shares authorized;
   20,130 shares and 19,901 shares issued and outstanding, respectively                    201                   199
Excess stock, par value $0.01 per share; 160,000 shares authorized;
   no shares issued or outstanding
Additional paid-in capital                                                             241,594               235,487
Accumulated deficit                                                                    (43,763)              (24,766)
                                                                                 -------------         -------------
                                                                                       198,032               210,920
                                                                                 -------------         -------------
                                                                                 $   1,320,766         $   1,163,677
                                                                                 =============         =============


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.

                       Irvine Apartment Communities, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Nine Months                          Three Months
                                                                        Ended September 30,                   Ended September 30,
                                                          ---------------------------------      --------------------------------
(unaudited, in thousands, except per share amounts)           1998                1997               1998                1997
                                                          -------------       -------------      -------------      -------------
REVENUES
Rental income                                             $     155,778       $     133,114      $      54,663      $      47,673
Other income                                                      4,401               3,093              1,753              1,152
Interest income                                                   1,234                 659                121                 88
                                                          -------------       -------------      -------------      -------------
                                                                161,413             136,866             56,537             48,913
                                                          -------------       -------------      -------------      -------------
EXPENSES
Property expenses                                                36,003              32,599             12,090             11,592
Real estate taxes                                                12,629              10,959              4,471              4,029
Interest expense, net                                            20,530              21,949              7,118              8,560
Amortization of deferred financing costs                          1,435               1,882                479                586
Depreciation and amortization                                    24,879              21,700              8,578              7,966
General and administrative                                        6,559               4,822              2,232              1,834
                                                          -------------       -------------      -------------      -------------
                                                                102,035              93,911             34,968             34,567
                                                          -------------       -------------      -------------      -------------
INCOME BEFORE EXTRAORDINARY ITEM, REDEEMABLE PREFERRED
   INTEREST AND MINORITY INTEREST IN INCOME                      59,378              42,955             21,569             14,346
Extraordinary item related to debt extinguishment               (42,451)
                                                          -------------       -------------      -------------      -------------
INCOME BEFORE REDEEMABLE PREFERRED INTEREST AND
   MINORITY INTEREST IN INCOME                                   16,927              42,955             21,569             14,346
Redeemable preferred interest                                     8,628                                  3,094
Minority interest in income                                       4,617              23,556             10,249              7,867
                                                          -------------       -------------      -------------      -------------
NET INCOME                                                $       3,682       $      19,399      $       8,226      $       6,479
                                                          =============       =============      =============      =============
EARNINGS PER SHARE:
Basic                                                     $        0.18       $        0.99      $        0.41      $        0.33
Diluted                                                   $        0.18       $        0.99      $        0.41      $        0.33
                                                          =============       =============      =============      =============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic                                                            20,005              19,578             20,078             19,831
Diluted                                                          20,099              19,680             20,152             19,935
                                                          =============       =============      =============      =============


See accompanying notes.

                       Irvine Apartment Communities, Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                     Nine Months Ended September 30,
                                                                                                  ---------------------------------
(unaudited, in thousands, except per share amounts)                                                        1998                1997
                                                                                                  -------------       -------------
COMMON STOCK, PAR VALUE $0.01 PER SHARE
Balance at beginning of period                                                                    $         199       $         186
   Common stock offering                                                                                                         11
   Dividend reinvestment and additional cash investment plan and
      stock options exercised                                                                                 2                   1
                                                                                                  -------------       -------------
Balance at end of period                                                                          $         201       $         198
                                                                                                  =============       =============
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                                                                    $     235,487       $     202,116
   Net proceeds from dividend reinvestment and additional cash investment plan                            5,340                 450
   Proceeds from stock options exercised                                                                    527               2,406
   Stock awards issued                                                                                      240                 241
   Net proceeds from common stock offering                                                                                   29,589
                                                                                                  -------------       -------------
Balance at end of period                                                                          $     241,594       $     234,802
                                                                                                  =============       =============
ACCUMULATED DEFICIT
Balance at beginning of period                                                                    $     (24,766)      $     (22,285)
   Net income                                                                                             3,682              19,399
   Distributions to shareholders                                                                        (22,679)            (21,429)
                                                                                                  -------------       -------------
Balance at end of period                                                                          $     (43,763)      $     (24,315)
                                                                                                  =============       =============
TOTAL SHAREHOLDERS' EQUITY                                                                        $     198,032       $     210,685
                                                                                                  =============       =============

SHARES OF COMMON STOCK OUTSTANDING
Balance at beginning of period                                                                           19,901              18,556
   Additional shares issued under the dividend reinvestment and additional cash investment plan             191                  17
   Stock options exercised                                                                                   30                 147
   Stock awards issued                                                                                        8                   9
   Additional shares issued under common stock offering                                                                       1,150
                                                                                                  -------------       -------------
Balance at end of period                                                                                 20,130              19,879
                                                                                                  =============       =============


See accompanying notes.

                       Irvine Apartment Communities, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             Nine Months Ended September 30,
                                                                                           ---------------------------------
(unaudited, in thousands)                                                                           1998                1997
                                                                                           -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                 $       3,682       $      19,399
Adjustments to reconcile net income to net cash provided by operating activities:
     Write-off of deferred financing costs                                                         8,314
     Amortization of deferred financing costs                                                      1,435               1,882
     Depreciation and amortization                                                                24,879              21,700
     Minority interest in income                                                                   4,617              23,556
     Redeemable preferred interest                                                                 8,628
     Increase (decrease) in cash attributable to changes in assets and liabilities:
         Restricted cash                                                                            (172)                (58)
         Other assets                                                                             (7,224)             (4,050)
         Accounts payable and accrued liabilities                                                 13,333               5,612
         Security deposits                                                                         1,621               1,391
                                                                                           -------------       -------------
Net Cash Provided by Operating Activities                                                         59,113              69,432
                                                                                           -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets                                              (3,572)             (3,199)
Capital investments in real estate assets                                                       (176,081)           (202,608)
                                                                                           -------------       -------------
Net Cash Used in Investing Activities                                                           (179,653)           (205,807)
                                                                                           -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under unsecured line of credit                                                        144,000             153,000
Payments on unsecured line of credit                                                            (118,000)            (34,000)
Proceeds from unsecured tax-exempt bond financings                                               334,190
Payments on tax-exempt mortgage bond financings                                                 (325,644)             (2,679)
Principal payments                                                                                (2,760)             (2,559)
Additions to deferred financing costs                                                             (3,180)               (417)
Net proceeds from issuance of redeemable preferred interest                                      144,035
Net proceeds from dividend reinvestment and additional cash investment plan                        8,389               1,020
Proceeds from stock options exercised                                                                527               2,406
Contributions from The Irvine Company                                                                                 36,333
Net proceeds from common stock offering                                                                               29,969
Distributions to redeemable preferred interest holders                                            (8,628)
Distributions to The Irvine Company and certain of its affiliates                                (27,891)            (26,018)
Distributions to other common limited partners                                                      (431)                (83)
Distributions to shareholders                                                                    (22,679)            (21,429)
                                                                                           -------------       -------------
Net Cash Provided by Financing Activities                                                        121,928             135,543
                                                                                           -------------       -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               1,388                (832)
Cash and Cash Equivalents at Beginning of Period                                                   4,624               3,205
                                                                                           -------------       -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $       6,012       $       2,373
                                                                                           =============       =============
Supplemental Disclosure of Cash Flow Information
     Interest paid, net of amounts capitalized                                             $      15,405       $      21,348
                                                                                           =============       =============


See accompanying notes.

                       Irvine Apartment Communities, L.P.

                           CONSOLIDATED BALANCE SHEETS


                                                                                          September 30,          December 31,
(in thousands)                                                                                     1998                  1997
                                                                                          -------------         -------------
ASSETS                                                                                    (unaudited)
Real estate assets, at cost
    Land                                                                                  $     234,912         $     208,687
    Buildings and improvements                                                                1,120,955             1,015,696
                                                                                          -------------         -------------
                                                                                              1,355,867             1,224,383
    Accumulated depreciation                                                                   (272,698)             (248,245)
                                                                                          -------------         -------------
                                                                                              1,083,169               976,138
    Under development, including land                                                           196,646               148,424
                                                                                          -------------         -------------
                                                                                              1,279,815             1,124,562
Cash and cash equivalents                                                                         6,012                 4,624
Restricted cash                                                                                   1,636                 1,464
Deferred financing costs, net                                                                    12,510                19,079
Other assets                                                                                     20,793                13,948
                                                                                          -------------         -------------
                                                                                          $   1,320,766         $   1,163,677
                                                                                          =============         =============
LIABILITIES
Mortgages and notes payable
    Tax-exempt mortgage bond financings                                                                         $     325,644
    Conventional mortgage financings                                                      $     130,240               132,256
    Mortgage notes payable to The Irvine Company                                                 49,742                50,397
    Tax-exempt assessment district debt                                                          21,455                21,544
    Unsecured tax-exempt bond financings                                                        334,190
    Unsecured notes payable                                                                      99,265                99,222
    Unsecured line of credit                                                                    101,000                75,000
                                                                                          -------------         -------------
                                                                                                735,892               704,063
Accounts payable and accrued liabilities                                                         43,792                30,689
Security deposits                                                                                 9,319                 7,698
                                                                                          -------------         -------------
                                                                                                789,003               742,450

REDEEMABLE PREFERRED LIMITED PARTNER UNITS
Redeemable series A preferred limited partner units,
    6,000 partnership units outstanding at September 30, 1998                                   144,082

PARTNERS' CAPITAL
General partner, 20,130 common partnership units
    at September 30, 1998 and 19,901 at December 31, 1997                                       198,032               210,920
Common limited partners, 25,027 common partnership units
    at September 30, 1998 and 24,919 at December 31, 1997                                       189,649               210,307
                                                                                          -------------         -------------
                                                                                                387,681               421,227
                                                                                          -------------         -------------
                                                                                          $   1,320,766         $   1,163,677
                                                                                          =============         =============


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Nine Months                          Three Months
                                                                        Ended September 30,                   Ended September 30,
                                                              -----------------------------          ----------------------------
(unaudited, in thousands, except per unit amounts)                 1998                1997               1998               1997
                                                              ---------           ---------          ---------          ---------
REVENUES
Rental income                                                 $ 155,778           $ 133,114          $  54,663          $  47,673
Other income                                                      4,401               3,093              1,753              1,152
Interest income                                                   1,234                 659                121                 88
                                                              ---------           ---------          ---------          ---------
                                                                161,413             136,866             56,537             48,913
                                                              ---------           ---------          ---------          ---------
EXPENSES
Property expenses                                                36,003              32,599             12,090             11,592
Real estate taxes                                                12,629              10,959              4,471              4,029
Interest expense, net                                            20,530              21,949              7,118              8,560
Amortization of deferred financing costs                          1,435               1,882                479                586
Depreciation and amortization                                    24,879              21,700              8,578              7,966
General and administrative                                        6,559               4,822              2,232              1,834
                                                              ---------           ---------          ---------          ---------
                                                                102,035              93,911             34,968             34,567
                                                              ---------           ---------          ---------          ---------
INCOME BEFORE EXTRAORDINARY ITEM AND REDEEMABLE
   PREFERRED INTEREST                                            59,378              42,955             21,569             14,346
Extraordinary item related to debt extinguishment               (42,451)
                                                              ---------           ---------          ---------          ---------
INCOME BEFORE REDEEMABLE PREFERRED INTEREST                      16,927              42,955             21,569             14,346
Redeemable preferred interest                                     8,628                                  3,094
                                                              ---------           ---------          ---------          ---------
NET INCOME                                                    $   8,299           $  42,955          $  18,475          $  14,346
                                                              =========           =========          =========          =========
ALLOCATION OF NET INCOME:
General Partner                                               $   3,682           $  19,399          $   8,226          $   6,479
Common Limited Partners                                       $   4,617           $  23,556          $  10,249          $   7,867
                                                              =========           =========          =========          =========
EARNINGS PER COMMON UNIT:
Basic                                                         $    0.18           $    0.99          $    0.41          $    0.33
Diluted                                                       $    0.18           $    0.99          $    0.41          $    0.33
                                                              =========           =========          =========          =========
WEIGHTED AVERAGE NUMBER OF COMMON UNITS OUTSTANDING:
Basic                                                            44,971              43,350             45,079             43,920
Diluted                                                          45,065              43,452             45,153             44,034
                                                              =========           =========          =========          =========


See accompanying notes.

                       Irvine Apartment Communities, L.P.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                                     Irvine Apartment        Limited
(unaudited, in thousands)                            Communities, Inc.       Partners              Total
                                                     ----------------      -------------       -------------
PARTNERS' CAPITAL
Balance at January 1, 1997                             $     180,017       $     140,327       $     320,344
   Net income                                                 19,399              23,556              42,955
   Contributions                                              32,698              47,286              79,984
   Distributions                                             (21,429)            (26,101)            (47,530)
                                                       -------------       -------------       -------------
Balance at September 30, 1997                          $     210,685       $     185,068       $     395,753
                                                       =============       =============       =============
Balance at January 1, 1998                             $     210,920       $     210,307       $     421,227
   Net income                                                  3,682               4,617               8,299
   Contributions                                               6,109               3,047               9,156
   Distributions                                             (22,679)            (28,322)            (51,001)
                                                       -------------       -------------       -------------
Balance at September 30, 1998                          $     198,032       $     189,649       $     387,681
                                                       =============       =============       =============
COMMON PARTNERSHIP UNITS OUTSTANDING
Balance at January 1, 1997                                    18,556              22,292              40,848
   Additional common partnership units issued                  1,323               1,802               3,125
                                                       -------------       -------------       -------------
Balance at September 30, 1997                                 19,879              24,094              43,973
                                                       =============       =============       =============
Balance at January 1, 1998                                    19,901              24,919              44,820
   Additional common partnership units issued                    229                 108                 337
                                                       -------------       -------------       -------------
Balance at September 30, 1998                                 20,130              25,027              45,157
                                                       =============       =============       =============


See accompanying notes.

                       Irvine Apartment Communities, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Nine Months Ended September 30,
                                                                                            ---------------------------------
(unaudited, in thousands)                                                                            1998                1997
                                                                                            -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                  $       8,299       $      42,955
Adjustments to reconcile net income to net cash provided by operating activities:
    Write-off of deferred financing costs                                                           8,314
    Amortization of deferred financing costs                                                        1,435               1,882
    Depreciation and amortization                                                                  24,879              21,700
    Redeemable preferred interest                                                                   8,628
    Increase (decrease) in cash attributable to changes in assets and liabilities:
        Restricted cash                                                                              (172)                (58)
        Other assets                                                                               (7,224)             (4,050)
        Accounts payable and accrued liabilities                                                   13,333               5,612
        Security deposits                                                                           1,621               1,391
                                                                                            -------------       -------------
Net Cash Provided by Operating Activities                                                          59,113              69,432
                                                                                            -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets                                               (3,572)             (3,199)
Capital investments in real estate assets                                                        (176,081)           (202,608)
                                                                                            -------------       -------------
Net Cash Used in Investing Activities                                                            (179,653)           (205,807)
                                                                                            -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under unsecured line of credit                                                         144,000             153,000
Payments on unsecured line of credit                                                             (118,000)            (34,000)
Proceeds from unsecured tax-exempt bond financings                                                334,190
Payments on tax-exempt mortgage bond financings                                                  (325,644)             (2,679)
Principal payments                                                                                 (2,760)             (2,559)
Additions to deferred financing costs                                                              (3,180)               (417)
Net proceeds from issuance of redeemable preferred limited partner units                          144,035
Distributions to redeemable preferred limited partner unit holders                                 (8,628)
Contributions from partners                                                                         8,916              69,728
Distributions to partners                                                                         (51,001)            (47,530)
                                                                                            -------------       -------------
Net Cash Provided by Financing Activities                                                         121,928             135,543
                                                                                            -------------       -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                1,388                (832)
Cash and Cash Equivalents at Beginning of Period                                                    4,624               3,205
                                                                                            -------------       -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $       6,012       $       2,373
                                                                                            =============       =============
Supplemental Disclosure of Cash Flow Information
    Interest paid, net of amounts capitalized                                               $      15,405       $      21,348
                                                                                            =============       =============


See accompanying notes.

                                IAC Capital Trust

                                  BALANCE SHEET

                               September 30, 1998


(unaudited, dollars in thousands)
ASSETS

Cash                                                                                               $      5
Investment in Subsidiary                                                                            150,000
                                                                                                   --------
                                                                                                   $150,005
                                                                                                   ========
LIABILITIES AND EQUITY

Redeemable Preferred Securities, 25,000,000 securities authorized
   Redeemable Series A Preferred Securities, 6,900,000 securities authorized,
   6,000,000 securities issued and outstanding                                                     $150,000

Equity

   Common Securities, 20,000 securities authorized, 200 securities issued and outstanding                 5
                                                                                                   --------
                                                                                                   $150,005
                                                                                                   ========


See accompanying notes.

                                IAC Capital Trust

                       STATEMENTS OF OPERATIONS AND EQUITY


                                                                     For the Period                Three
                                                                   January 20, 1998               Months
                                                                   (commencement of                Ended
                                                                        operations)        September 30,
(unaudited, in thousands, except per security amounts)        to September 30, 1998                 1998
                                                              ---------------------        -------------
REVENUE
Income from investment in subsidiary                              $       8,628            $       3,094
                                                                  -------------            -------------
INCOME BEFORE REDEEMABLE PREFERRED INTEREST                               8,628                    3,094
Redeemable preferred interest                                             8,628                    3,094
                                                                  -------------            -------------
NET INCOME                                                        $          --            $          --
                                                                  =============            =============
EARNINGS PER SECURITY:
Basic and diluted                                                 $        0.00            $        0.00
                                                                  =============            =============
Equity - beginning of period                                                               $           5
Issuance of common securities                                     $           5
Net income                                                                    0                        0
                                                                  -------------            -------------
EQUITY - END OF PERIOD                                            $           5            $           5
                                                                  =============            =============


See accompanying notes.

                                IAC Capital Trust

                             STATEMENT OF CASH FLOWS


                        For the Period January 20, 1998
               (commencement of operations) to September 30, 1998

(unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                 $          --
Adjustments to reconcile net income to net cash provided by operating activities:
Redeemable preferred interest                                                                      8,628
                                                                                           -------------
Net Cash Provided by Operating Activities                                                          8,628
                                                                                           -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary                                                                        (150,000)
                                                                                           -------------
Net Cash Used in Investing Activities                                                           (150,000)
                                                                                           -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common securities                                                            5
Proceeds from issuance of redeemable preferred securities                                        150,000
Distributions to preferred securities holders                                                     (8,628)
                                                                                           -------------
Net Cash Provided by Financing Activities                                                        141,377
                                                                                           -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                              5
Cash and Cash Equivalents at Inception                                                                --
                                                                                           -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $           5
                                                                                           =============


See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, INC.,
                     IRVINE APARTMENT COMMUNITIES, L.P. AND
                                IAC CAPITAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION

Irvine Apartment Communities, Inc., a Maryland corporation (the "Company"), operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. In connection with the Company's initial public offering of common stock (the "Offering"), the Company obtained a general partnership interest in and became the sole managing general partner of Irvine Apartment Communities, L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership was formed on November 15, 1993 and began operations as of December 8, 1993, the date of the Offering. In connection with the Offering, The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Operating Partnership. At September 30, 1998, the Company had a 44.6% general partnership interest in and was the sole managing general partner of the Operating Partnership. At September 30, 1998, the common limited partners had a 55.4% common limited partnership interest in the Operating Partnership, with The Irvine Company and certain of its affiliates owning a 55.2% common limited partnership interest in the Operating Partnership. On February 4, 1997, the Operating Partnership acquired the assets of Thompson Residential Company, Inc. The purchase price was paid by the issuance of 74,523 common limited partnership units in the Operating Partnership. At September 30, 1998, Thompson Residential Company, Inc. had a 0.2% common limited partnership interest in the Operating Partnership. The Operating Partnership's management and operating decisions are under the unilateral control of the Company. The Company was incorporated in Delaware on September 10, 1993. On May 2, 1996, the Company changed its state of incorporation from Delaware to Maryland.

The Company is a self-administered equity REIT engaged in the operation and development (through the Operating Partnership) of apartment communities in Orange County, California and, beginning in 1997, other locations in California. As of September 30, 1998, the Operating Partnership owned 62 apartment communities representing 16,029 apartment units and 2,729 units under development (collectively, the "Properties"). The Operating Partnership broke ground on its first apartment community outside of the Irvine Ranch, located in Northern California's Silicon Valley, in May 1997. On June 30, 1997, the Operating Partnership acquired a 923-unit apartment community in the La Jolla region of north San Diego County. In March 1998, the Operating Partnership and Western National Property Management announced the formation of a strategic alliance that, in April 1998, assumed all property management responsibilities for the Operating Partnership's Southern California portfolio. The new entity, Irvine Apartment Management Company ("IAMC"), is owned 51% by the Operating Partnership and 49% by Western National Property Management. Until July 31, 2020, the Operating Partnership has the exclusive right, but not the obligation, to acquire land from The Irvine Company for development of additional apartment communities on the Irvine Ranch.


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

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements of the Company include the consolidated accounts of the Operating Partnership and its financially controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Trust's investment in subsidiary relates to the redeemable series A preferred limited partner units in the Operating Partnership. The Trust has less than a controlling interest and accounts for its investment in subsidiary using the equity method.

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

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 1998 and December 31, 1997, and the revenues and expenses for the three and nine months ended September 30, 1998 and 1997. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 3 -- MORTGAGES AND NOTES PAYABLE

Unsecured Tax-Exempt Bond Financings: In June 1998, the Operating Partnership completed a $334 million offering of unsecured tax-exempt debt at an average interest rate of 4.93% in three tranches ranging from 10 to 15 years. Proceeds from the offering were used to repay the Operating Partnership's existing tax-exempt mortgage debt and to pay costs associated with prepayment penalties and the unwinding of certain swap agreements. The Company recorded an extraordinary item related to debt extinguishment of $42.5 million in June 1998 which represents a loss to earnings of $0.94 per share for the nine months ended September 30, 1998.

Unsecured Line of Credit: The Operating Partnership has a $250 million unsecured revolving credit facility that was amended in July 1998. The amended credit facility currently bears interest at LIBOR plus 0.65% or prime and matures in June 2001. The interest rates under the credit facility are adjusted up or down based on credit ratings on the Operating Partnership's senior unsecured long-term indebtedness. Under the credit facility, the Operating Partnership is able to borrow funds from the participating banks through a competitive bid process to obtain a lower interest rate. The Operating Partnership may also enter into letters of credit under the facility. Borrowings under the credit facility, which are guaranteed by the Company, are available to finance the Operating Partnership's ongoing rental property development, possible acquisitions and for general working capital needs. The Company and the Operating Partnership must comply with certain affirmative and negative covenants, including limitations on distributions, and the maintenance of certain net worth, cash flow and financial ratios. At September 30, 1998, the Company and the Operating Partnership were in compliance with all of these covenants. In August 1998, the Company entered into letters of credit under the facility totaling $10 million related to the Park Place purchase (see "Capital Investments in New Development"). The letters of credit reduced the remaining amount available under the line of credit by $10 million. As of September 30, 1998, $101 million was outstanding under the line of credit and $139 million was available under the credit facility.

Shelf Registration Statements: On May 14, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of common stock, preferred stock, and warrants to purchase common stock and preferred stock. The Company plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Availability under the Company's shelf registration statement was $350 million at September 30, 1998. Concurrently, the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. The Operating Partnership plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. On October 1, 1997, the Operating Partnership issued $100 million aggregate principal amount of 7% senior unsecured notes (the "Notes") pursuant to its shelf registration statement. Availability under the Operating Partnership's shelf registration statement was $250 million at September 30, 1998.

$250 Million Medium-Term Notes: The Operating Partnership, pursuant to a Prospectus Supplement dated April 9, 1998, may issue from time to time up to $250 million aggregate initial offering price of its Medium-Term Notes, Series A due nine months or more from the date of issue. Issuances of Medium-Term Notes will reduce availability under the Operating Partnership's Registration Statement by the amount of Medium-Term Notes issued. Similarly, issuances of other debt securities under the Operating Partnership's Registration Statement will reduce the amount of Medium-Term Notes that may be issued. As of September 30, 1998, there have been no issuances of Medium-Term Notes.

NOTE 4 -- MINORITY INTEREST; SHAREHOLDERS' EQUITY; AND PARTNERS' CAPITAL

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

The Company and the Operating Partnership each paid cash distributions of $0.375 per share (or common partnership unit) on February 28 and May 28, 1998, and $0.385 per share (or common partnership unit) on August 28, 1998. The Operating Partnership and the Trust paid cash distributions of $0.42, $0.52, and $0.52 per preferred limited partner unit (or preferred security) on March 31, 1998, June 30, 1998, and September 30, 1998, respectively. During each of the first and second quarters of 1997, the Company and the Operating Partnership each paid a cash dividend of $0.365 per share (or common partnership unit). During the third quarter of 1997, the Company and the Operating Partnership each paid a cash dividend of $0.375 per share (or partnership unit).

RECONCILIATION OF COMMON PARTNERSHIP UNITS OUTSTANDING


(in thousands, except percentages)    Nine Months Ended September 30, 1998        Nine Months Ended September 30, 1997
                                    ---------------------------------------     ----------------------------------------
                                               The Irvine                                  The Irvine
                                                  Company                                     Company
                                                      and                                         and
                                                  certain                                     certain
                                                   of its                                      of its
                                    Company    affiliates    Other   Total      Company    affiliates     Other    Total
                                    -------    ----------    -----   ------     -------    ----------     -----   ------
Balance at beginning of period       19,901       24,844       75    44,820      18,556       22,292              40,848
Stock awards issued and options
  exercised                              38                              38         156                              156
Dividend reinvestment and
  additional cash investment plan       191          108                299          17           20                  37
Common stock offering and related
  cash contribution from The
  Irvine Company                                                                  1,150        1,394               2,544
Acquisition of Thompson                                                                                    75         75
  Residential assets
Contributions of property by
  The Irvine Company and certain
  of its affiliates                                                                              313                 313
                                     ------      -------       --    ------      ------       ------       --     ------
Balance at end of period             20,130       24,952       75    45,157      19,879       24,019       75     43,973
                                     ------       ------       --    ------      ------       ------       --     ------
Ownership interest at end of
period                                 44.6%        55.2%     0.2%      100%       45.2%        54.6%     0.2%       100%
                                     ======       ======      ===    ======      ======       ======      ===     ======


The following tables represent a reconciliation of the minority interest balances and the computation of the minority interest in income.


RECONCILIATION OF MINORITY INTEREST


                                                               Nine Months Ended September 30,
                                                             ---------------------------------
(in thousands)                                                        1998                1997
                                                             -------------       -------------
Balance at beginning of period                               $     210,307       $     140,327
Minority interest in income                                          4,617              23,556
Distributions                                                      (28,322)            (26,101)
Cash contributions from The Irvine Company                                              36,333
Contributions of property by The Irvine Company and
   certain of its affiliates                                                             8,408
Acquisition of Thompson Residential assets                                               2,000
Contributions under dividend reinvestment and
   additional cash investment plan                                   3,047                 545
                                                             -------------       -------------
Balance at end of period                                     $     189,649       $     185,068
                                                             =============       =============

COMPUTATION OF MINORITY INTEREST IN INCOME


                                                Nine Months Ended September 30,      Three Months Ended September 30,
                                               --------------------------------      --------------------------------
(in thousands)                                          1998               1997               1998               1997
                                               -------------      -------------      -------------      -------------
Income before minority interest                $       8,299      $      42,955      $      18,475      $      14,346
Income allocated to the Company based
   on its ownership interest                          (3,682)           (19,399)            (8,226)            (6,479)
                                               -------------      -------------      -------------      -------------
Minority interest in income                    $       4,617      $      23,556      $      10,249      $       7,867
                                               =============      =============      =============      =============


NOTE 5 -- ACQUISITION OF THOMPSON RESIDENTIAL ASSETS

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

NOTE 6 -- ACQUISITION OF THE VILLAS OF RENAISSANCE

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

NOTE 7 -- CERTAIN TRANSACTIONS WITH RELATED PARTIES

Substantially all costs incurred by the Company are borne by the Operating Partnership. Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative services agreement covering services for risk management, income taxes, human resources and other services of $142,000 and $95,000 for the nine months ended September 30, 1998 and 1997, respectively, and $42,000 and $28,000 for the three months ended September 30, 1998 and 1997, respectively. The Irvine Company and the Company jointly purchase employee health care insurance and property and casualty insurance. The Company incurred rent totaling $366,000 and $264,000 for the nine months ended September 30, 1998 and 1997, respectively, and $123,000 and $92,000 for the three months ended September 30, 1998 and 1997, respectively, related to a lease with The Irvine Company that expires at the end of 2003. IAMC incurred rent totaling $103,000 for the six months ended September 30, 1998, and $51,000 for the three months ended September 30, 1998, related to a lease with The Irvine Company. For the nine months ended September 30, 1998 and 1997, The Irvine Company contributed $3,763,000 and $568,000, respectively, in connection with common limited partnership unit and stock issuances under the dividend reinvestment and additional cash investment plan.

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

On October 21, 1997, the Operating Partnership acquired a land site for $5.7 million from The Irvine Company for the development of 196 rental units pursuant to the Land Rights Agreement. The Company's board committee of independent directors approved the purchase in accordance with the Land Rights Agreements. The purchase price was paid through the issuance of 179,433 additional limited partnership units in the Operating Partnership to The Irvine Company. Pursuant to the terms of the acquisition, a portion of the limited partnership units in the Operating Partnership are subject to forfeiture if the apartment community developed on the site does not achieve a 10% unleveraged return on costs for the first twelve months following stabilized occupancy.

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

One of the Company's directors is president and chief executive officer of a bank which participates in the Company's credit facility and acts as trustee for the Notes. Based on the bank's percentage participation in the credit facility, the Company estimates that the amount of interest and fees paid to the bank totaled $214,000 and $113,000 in the first nine months of 1998 and the three months ended September 30, 1998, respectively. Interest and fees for the corresponding periods in 1997 were $271,000 and $195,000, respectively.

NOTE 8 -- SUBSEQUENT EVENT

On November 2, 1998, the Company terminated all of its outstanding treasury rate lock agreements. These agreements were to hedge a planned debt offering and locked into a treasury rate of 5.67% for $100 million. The debt offering has been deferred beyond the December 15, 1998 expiration of the treasury locks. The cost of terminating these agreements will reduce the Company's fourth quarter net income by approximately $7.8 million.

On November 12, 1998, the Operating Partnership completed a $50 million private placement of preferred limited partner units at 8.75%. The net proceeds will be used to reduce the outstanding balance on the Operating Partnership's unsecured credit facility and to fund the Company's ongoing development program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the activities of the Company for the three and nine month periods ended September 30, 1998 (unaudited) with the activities of the Company for the three and nine month periods ended September 30, 1997 (unaudited). As used in this Item 2, unless the context otherwise requires, the term "Company" includes Irvine Apartment Communities, Inc. and the Operating Partnership (Irvine Apartment Communities, L.P.). IAC Capital Trust (the "Trust") is a limited purpose financing vehicle established by the Company and exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in preferred limited partnership units of the Operating Partnership.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

The Company's income after payment of redeemable preferred interest but before minority interest in income was $18.5 million for the three months ended September 30, 1998, up from $14.3 million for the same period of 1997. The Company's financial results improved in 1998 due to the contribution of newly delivered rental units from its development program, properties that stabilized during 1997, an increase in rental rates within its stabilized portfolio, and a slight increase in physical occupancy partially offset by an increase in redeemable preferred interest due to the issuance of preferred securities by the Trust in January 1998.

REVENUE AND EXPENSE DATA


                                                                Three Months Ended September 30,
                                                                ------------------------------
(dollars in thousands)                                                   1998             1997
                                                                -------------    -------------
COMMUNITIES STABILIZED BEFORE 1997(a)
   Number of communities                                                   48               48
   Number of units at end of period                                    13,541           13,541
   Operating revenues                                           $      45,938    $      43,422
   Property expenses                                            $       9,931    $      10,417
   Real estate taxes                                            $       3,487    $       3,473
   Depreciation and amortization of real estate assets          $       6,484    $       6,569

COMMUNITIES STABILIZED IN 1997(b)(c)
   Number of communities                                                    2
   Number of units at end of period                                       527
   Operating revenues                                           $       2,362
   Property expenses                                            $         417
   Real estate taxes                                            $         202
   Depreciation and amortization of real estate assets          $         429

LEASE-UP AND NEWLY ACQUIRED COMMUNITIES(c)(d)
   Number of communities                                                    6
   Number of units at end of period                                     1,961
   Operating revenues                                           $       8,116
   Property expenses                                            $       1,742
   Real estate taxes                                            $         782
   Depreciation and amortization of real estate assets          $       1,520

-------------

(a)     Represents "same store" communities.

(b) Represents two communities (Baypointe and Santa Maria) that reached stabilized occupancy (95%) at different dates in 1997.

(c) No year over year comparison is provided since the properties were not all stabilized for comparable periods of 1997.

(d) Represents an apartment community acquired on June 30, 1997, one community that became stabilized in June 1998 and four communities in lease-up at September 30, 1998.

OPERATING REVENUES (rental and other income) increased by 15.5% to $56.4 million in the third quarter of 1998, up from $48.8 million in the same period of 1997. Operating revenues rose in 1998 because of higher rental rates and a larger average number of rental units in service as a result of new development. Newly delivered and acquired units and communities stabilized in 1997 added $10.5 million to operating revenues from eight properties in the third quarter of 1998, compared to $5.5 million from three properties in the same period of 1997. Operating revenues generated by communities stabilized before 1997 increased 5.8% in the third quarter of 1998 due to an improvement in the average monthly rental rate and a slight increase in average physical occupancy to 94.1% from 93.8%. The average monthly rental rate for these communities increased 4.6% to $1,171 in the third quarter of 1998, from $1,119 in the third quarter of 1997.

PROPERTY EXPENSES increased by 4.3% to $12.1 million in the third quarter of 1998, up from $11.6 million in the same period of 1997. The 1998 increase reflects incremental expenses from the newly delivered and acquired rental units and communities stabilized in 1997. Property expenses for communities stabilized before 1997 decreased by $0.5 million to $9.9 million in the third quarter of 1998. Average monthly property expenses generated by these communities decreased to $244 per unit in the third quarter of 1998 from $256 per unit in the third quarter of 1997. Newly delivered and acquired units and communities stabilized in 1997 added $2.2 million to property expenses from eight properties in the third quarter of 1998 compared to $1.2 million from three properties in the same period of 1997. In order to improve operating efficiency and reduce operating costs, the Company formed a 51% owned subsidiary in April 1998, Irvine Apartment Management Company (IAMC), to manage the Company's properties. Accordingly, the personnel and office costs of IAMC are included in property expenses. For comparative purposes, prior period management fees have been included in property expenses.

REAL ESTATE TAXES totaled $4.5 million in the third quarter of 1998 and $4.0 million in the same period of 1997. Real estate taxes increased in the third quarter of 1998 due primarily to the addition of new rental units.

NET INTEREST EXPENSE decreased to $7.1 million in the third quarter of 1998 compared to $8.6 million in the same period of 1997. Total interest incurred was $10.2 million in the third quarter of 1998 and $9.8 million in the same period of 1997. Total interest incurred increased due to the impact of the Company's unsecured notes payable which were outstanding for the entire quarter partially offset by lower interest rates in 1998. Net interest expense declined because the Company's increased level of development resulted in a higher level of capitalized interest. The Company capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates. Capitalized interest totaled $3.1 million in the third quarter of 1998 and $1.2 million in the same period of 1997.

AMORTIZATION OF DEFERRED FINANCING COSTS decreased to $479,000 in the third quarter of 1998 compared to $586,000 in the same period of 1997. The $107,000 decrease in the third quarter of 1998 was due to the full amortization of certain loan costs during the prior year and the lower amount of deferred financing costs associated with the unsecured tax-exempt bond financings.

DEPRECIATION AND AMORTIZATION EXPENSE increased 7.7% to $8.6 million in the third quarter of 1998, up from $8.0 million in the same period of 1997. The increase reflects the completion and delivery of newly developed rental units.

GENERAL AND ADMINISTRATIVE EXPENSE increased to $2.2 million in the third quarter of 1998, up from $1.8 million in the same period of 1997. The increase was largely the result of increased salary expenses due to a new chief executive officer and project abandonment expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

The Company's income after payment of redeemable preferred interest but before extraordinary item and minority interest in income was $50.8 million for the nine months ended September 30, 1998, up from $43.0 million for the same period of 1997. The Company's financial results improved in 1998 due to the contribution of newly delivered rental units from its development program, an acquisition, properties that stabilized during 1997, and an increase in rental rates within its stabilized portfolio, partially offset by a decrease in physical occupancy and an increase in redeemable preferred interest due to the issuance of preferred securities by the Trust in January 1998.

REVENUE AND EXPENSE DATA

                                                                Nine Months Ended September 30,
                                                                -------------------------------
 (dollars in thousands)                                                  1998              1997
                                                                -------------     -------------
COMMUNITIES STABILIZED BEFORE 1997(a)
   Number of communities                                                   48                48
   Number of units at end of period                                    13,541            13,541
   Operating revenues                                           $     134,612     $     128,165
   Property expenses                                            $      30,606     $      30,845
   Real estate taxes                                            $      10,349     $      10,224
   Depreciation and amortization of real estate assets          $      19,569     $      19,741

COMMUNITIES STABILIZED IN 1997(b)(c)
   Number of communities                                                    2
   Number of units at end of period                                       527
   Operating revenues                                           $       6,809
   Property expenses                                            $       1,145
   Real estate taxes                                            $         488
   Depreciation and amortization of real estate assets          $       1,291

LEASE-UP AND NEWLY ACQUIRED COMMUNITIES(c)(d)
   Number of communities                                                    6
   Number of units at end of period                                     1,961
   Operating revenues                                           $      18,758
   Property expenses                                            $       4,252
   Real estate taxes                                            $       1,792
   Depreciation and amortization of real estate assets          $       3,606

-------------
(a)     Represents "same store" communities.

(b) Represents two communities (Baypointe and Santa Maria) that reached stabilized occupancy (95%) at different dates in 1997.

(c) No year over year comparison is provided since the properties were not all stabilized for comparable periods of 1997.

(d) Represents an apartment community acquired on June 30, 1997, one community that became stabilized in June 1998 and four communities in lease-up at September 30, 1998.

OPERATING REVENUES (rental and other income) increased by 17.6% to $160.2 million in the first nine months of 1998, up from $136.2 million in the same period of 1997. Operating revenues rose in 1998 because of higher rental rates and a larger average number of rental units in service as a result of both new development and an acquisition in June 1997. Newly delivered and acquired units and communities stabilized in 1997 added $25.6 million to operating revenues from eight properties in the first nine months of 1998, compared to $8.0 million from three properties in the same period of 1997. Operating revenues generated by communities stabilized before 1997 increased 5.0% in the first nine months of 1998 due to an improvement in the average monthly rental rate, partially offset by a decrease in average physical occupancy to 94.1% from 94.5%. The average monthly rental rate for these communities increased 5.3% to $1,155 in the first nine months of 1998, from $1,097 in the first nine months of 1997.

PROPERTY EXPENSES increased by 10.4% to $36.0 million in the first nine months of 1998, up from $32.6 million in the same period of 1997. The 1998 increase reflects incremental expenses from the newly delivered and acquired rental units and communities stabilized in 1997. Property expenses for communities stabilized before 1997 decreased by $0.2 million to $30.6 million in the first nine months of 1998. Average monthly property expenses generated by these communities decreased to $251 per unit in the first nine months of 1998 from $253 per unit in the same period of 1997. Newly delivered and acquired units and communities stabilized in 1997 added $5.4 million to property expenses from eight properties in the first nine months of 1998 compared to $1.8 million from three properties in the same period of 1997. In order to improve operating efficiency and reduce operating costs, the Company formed a 51% owned subsidiary in April 1998, IAMC, to manage the Company's properties. Accordingly, the personnel and office costs of IAMC are included in property expenses. For comparative purposes, prior period management fees have been included in property expenses.

REAL ESTATE TAXES totaled $12.6 million in the first nine months of 1998 and $11.0 million in the same period of 1997. Real estate taxes increased in the first nine months of 1998 due primarily to the addition of new rental units.

NET INTEREST EXPENSE decreased to $20.5 million in the third quarter of 1998 compared to $21.9 million in the same period of 1997. Total interest incurred was $29.4 million in the first nine months of 1998 and $25.6 million in the same period of 1997. The increase in interest incurred in the first nine months of 1998 was primarily due to the unsecured notes payable which were outstanding for the entire period partially offset by lower interest rates in 1998. Net interest expense declined because the Company's increased level of development resulted in a higher level of capitalized interest. The Company capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates. Capitalized interest totaled $8.9 million in the first nine months of 1998 and $3.7 million in the same period of 1997.

AMORTIZATION OF DEFERRED FINANCING COSTS decreased to $1.4 million in the first nine months of 1998 compared to $1.9 million in the same period of 1997. The $447,000 decrease in the first nine months of 1998 was due to the full amortization of certain loan costs during the prior year and the lower amount of deferred financing costs associated with the unsecured tax-exempt bond financings.

DEPRECIATION AND AMORTIZATION EXPENSE increased 14.6% to $24.9 million in the first nine months of 1998, up from $21.7 million in the same period of 1997. The increase reflects the completion and delivery of newly developed rental units. The 1998 amount also reflects six more months of depreciation associated with the newly acquired property.

GENERAL AND ADMINISTRATIVE EXPENSE increased to $6.6 million in the first nine months of 1998, up from $4.8 million in the same period of 1997. The increase was largely the result of increased salary expenses due to a new chief executive officer, project abandonment expenses and increased staff levels necessitated by the Company's growth.

EXTRAORDINARY ITEM of $42.5 million in the first nine months of 1998 represents charges associated with the Operating Partnership's June 1998 debt refinancing transaction. The charges consisted of the write-off of deferred financing costs, prepayment costs and costs relating to the unwinding of certain swap agreements.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that cash provided by operations will be adequate to meet both operating requirements and payment of distributions by the Company in accordance with REIT requirements in both the short and long term.

LIQUIDITY: The Company expects to meet its long-term liquidity requirements, such as construction costs, scheduled debt maturities and potential future property acquisitions, through the issuance or refinancing of long-term debt, borrowings from financial institutions, or the issuance of additional equity securities of the Company, partnership units by the Operating Partnership or preferred securities by the Trust. The Operating Partnership has a $250 million unsecured revolving credit facility that was amended in July 1998. The amended credit facility currently bears interest at LIBOR plus 0.65% or prime and matures in June 2001. The interest rates under the credit facility are adjusted up or down based on the credit ratings on the Operating Partnership's senior unsecured long-term indebtedness. In January 1998, all outstanding borrowings under the credit facility were repaid from the proceeds of the offering by the Trust of its 8 1/4% Series A REIT Trust Originated Preferred Securities (the "8 1/4% Series A Preferred Securities"). Availability under the credit facility was $139 million (see Note 3) at September 30, 1998.

SHELF REGISTRATION STATEMENTS: On May 14, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of common stock, preferred stock, and warrants to purchase common stock and preferred stock. The Company plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Availability under the Company's shelf registration statement was $350 million at September 30, 1998. Concurrently, the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. The Operating Partnership plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. On October 1, 1997, the Operating Partnership issued $100 million aggregate principal amount of 7% senior unsecured notes pursuant to its shelf registration statement. Availability under the Operating Partnership's shelf registration statement was $250 million at September 30, 1998. The Operating Partnership, pursuant to a Prospectus Supplement dated April 9, 1998, may issue from time to time up to $250 million aggregate initial offering price of its Medium-Term Notes, Series A due nine months or more from the date of issue. Issuances of Medium-Term Notes will reduce availability under the Operating Partnership's Registration Statement by the amount of Medium-Term Notes issued. Similarly, issuances of other debt securities under the Operating Partnership's Registration Statement will reduce the amount of Medium-Term Notes that may be issued. As of September 30, 1998, there have been no issuances of Medium-Term Notes.

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

DEBT: The Company's conventional and tax-exempt debt bears interest at fixed interest rates. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of the Company's December 1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity that range from 2000 to 2008. The weighted average effective interest rate on the Company's debt, including the non-cash charges of amortization of deferred financing costs, was 6.09% at September 30, 1998. In June 1998, the Company completed a $334 million offering of unsecured tax-exempt debt at an average interest rate of 4.93% in three tranches ranging from 10 to 15 years. Proceeds from the offering were used to repay the Company's existing tax-exempt mortgage debt and to pay a portion of the costs associated with prepayment penalties and the unwinding of certain swap agreements.

DEBT STRUCTURE AT SEPTEMBER 30, 1998


                                                          Debt  Weighted Average
(dollars in millions)                                  Balance     Interest Rate
                                                 -------------   ---------------
Fixed rate debt
   Conventional mortgage financings              $       130.2            7.12%
   Mortgage notes payable to The Irvine                   49.7            5.75%
     Company                                               5.4            6.27%
   Tax-exempt assessment district debt                   334.2            4.93%
   Unsecured tax-exempt bond financings
   Unsecured notes payable                                99.3            7.10%
                                                 -------------   -------------
   Total fixed rate debt                                 618.8            5.82%
                                                 -------------   -------------
Variable rate debt
   Unsecured line of credit                              101.0            6.30%
   Tax-exempt assessment district debt                    16.1            3.27%
                                                 -------------   -------------
      Total variable rate debt                           117.1            5.88%
                                                 -------------   -------------
      Total debt                                 $       735.9            5.83%
                                                 =============   =============


DEFERRED FINANCING COSTS AT SEPTEMBER 30, 1998


                                                                   Weighted Average
                                                    Balance at       Remaining Term
(dollars in millions)                       September 30, 1998           (in years)
                                            ------------------     ----------------
Interest rate buy-downs on
   conventional mortgage financings              $         7.2                  8.4
Loan origination costs and other                           5.3                 10.7
                                                 -------------      ---------------
Total                                            $        12.5                  9.3
                                                 =============       ==============


OPERATING ACTIVITIES: Cash provided by operating activities was $59.1 million and $69.4 million in the first nine months of 1998 and 1997, respectively. Cash provided by operating activities decreased in the first nine months of 1998 compared to the same period in 1997 due to an extraordinary item related to debt extinguishment, partially offset by higher revenues from newly developed and acquired apartment units, as well as an increase in revenues within the Company's stabilized portfolio achieved through higher rental rates.

INVESTING ACTIVITIES: Cash used in investing activities was $179.7 million and $205.8 million in the first nine months of 1998 and 1997, respectively. This decrease reflects the purchase of The Villas of Renaissance in 1997, partially offset by increased development activity and several smaller acquisitions in the first nine months of 1998.

FINANCING ACTIVITIES: Cash provided by financing activities was $121.9 million and $135.5 million in the first nine months of 1998 and 1997, respectively. In the first nine months of 1997, the Company received net proceeds of $30.0 million from a common stock offering and $36.3 million from a related contribution by The Irvine Company. In addition, the Company (and the Trust) made distributions of $8.6 million to holders of the Trust's Series A Preferred Securities in the first nine months of 1998. Additionally, the Company paid $51.0 million in distributions to common shareholders and common limited partners in the first nine months of 1998 compared to $47.5 million in the first nine months of 1997. These items were partially offset by $144.0 million in net proceeds received by the Operating Partnership in January 1998 from the sale of its Series A Preferred Limited Partner Units (a portion of which proceeds were used to pay down the Company's unsecured line of credit).

CAPITAL EXPENDITURES

Capital expenditures consist of capital improvements and investments in real estate assets. Capital improvements to operating real estate assets totaled $3.6 million and $3.2 million in the first nine months of 1998 and 1997, respectively. Capital investments in real estate assets totaled $176.1 million and $202.6 million in the first nine months of 1998 and 1997, respectively. These investments consisted of new development, nonrecurring capital replacements, land purchases on and off the Irvine Ranch, and, in each year, an acquisition of an apartment community off the Irvine Ranch.

The Company has entered into agreements giving it the right, but not the obligation, to acquire land sites for the development of apartment units, subject to the receipt of necessary entitlements and due diligence. As of September 30, 1998, the Company had approximately 3,000 units under option and/or contract. Prior to buying land, the Company incurs preliminary costs for site planning and entitlement. If a potential site is abandoned, the associated costs are written off. For the nine months ended September 30, 1998, costs totaling $0.4 million were written off. While the Company seeks to mitigate such risk and has not written off significant amounts to date, no assurance can be given that it will not be required to do so in the future.

RECURRING CAPITAL REPLACEMENTS WITHIN ALL STABILIZED COMMUNITIES: The following table details expenditures for recurring capital replacements for all communities for the first nine months of 1998.


                                                    Nine Months Ended
(dollars in thousands)                             September 30, 1998
                                                   ------------------
Carpet replacements                                     $       1,277
Exterior painting, siding and stucco                              593
Upgrades, renovations and major building items                    120
Appliances, water heaters and air conditioning                    128
Roofing, concrete and pavement                                    502
Equipment and other                                               952
                                                        -------------
Total                                                   $       3,572
                                                        =============


RECURRING CAPITAL REPLACEMENTS WITHIN COMMUNITIES STABILIZED BEFORE 1997:
Expenditures for recurring capital replacements within communities stabilized before 1997 totaled $3.5 million and $3.2 million in the first nine months of 1998 and 1997, respectively. Average recurring capital replacements per unit were $116 and $112 in the first nine months of 1998 and 1997, respectively. Expenditures for recurring capital replacements for the full year 1998 are expected to be approximately $1.0 million higher than full year 1997 levels. The Company has a policy of capitalizing expenditures related to new assets, acquisitions, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset's useful life.

CAPITAL INVESTMENTS IN NEW DEVELOPMENT: On April 30, 1998, the Company purchased from an unrelated third party a 119-unit, high-rise apartment building under renovation located in West Los Angeles (1221 Ocean Avenue ) for $44.1 million. In June 1998, the Company purchased an apartment development site known as The Villas at Bair Island Marina from an unrelated third party for $3.9 million. On August 10, 1998, the Company purchased from an unrelated third party vacant land (Park Place) for the development of approximately 1,200 apartment units, in Irvine, for $40 million in cash. In addition, the Company paid $10 million in cash for an assignment of a contract to purchase an existing 216-unit apartment community (One Park Place) adjacent to this development parcel for the assumption of $18 million in debt. The Company provided a letter of credit totaling $21 million to guarantee the payment of debt and interest for one year. The letter of credit will reduce the amount available under the line of credit. The purchase of One Park Place closed on October 8, 1998. The Company has eight apartment communities under development that will require total expenditures of approximately $530 million, of which $221 million had been incurred at September 30, 1998. Funding for these developments is expected to come from the Operating Partnership's $250 million unsecured revolving credit facility (of which $139 million was available as of September 30, 1998), bank financings, debt offerings of the Operating Partnership, preferred securities offerings of the Trust and cash on hand. In addition, the Company may issue other equity securities as discussed in the Liquidity section.

CONSTRUCTION INFORMATION


                                                                                          Total
                                                                                        Estimated
                                                        Commencement    Commencement      Costs
                                                             of          of Leasing       (in
Apartment Community              Location       Units   Construction       Activity     millions)
-------------------              --------       -----   ------------    -----------     ---------
On Ranch:
   Sonoma(1)                Oak Creek, Irvine    196         11/97           8/98         $  25
   Brittany                 Oak Creek, Irvine    393         12/97                           45
   Park Place                          Irvine  1,226          9/98                          210
Off Ranch:
   The Hamptons(1)                  Cupertino    342          5/97           4/98            52
   Arcadia at Stonecrest     San Diego County    336          4/98                           42
   The Colony at Aventine    San Diego County    232          5/98                           44
   The Villas at Bair            Redwood City    155          6/98                           37
     Island Marina
   1221 Ocean Avenue         West Los Angeles    119          8/98                           75
                                               -----                                       ----
      Total                                    2,999                                       $530
                                               =====                                       ====

(1) These two properties were in lease-up at September 30, 1998, with 270 units delivered and 253 units occupied.

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

NONRECURRING CAPITAL REPLACEMENTS: Nonrecurring capital expenditures consist of special programs to upgrade and enhance a community to achieve higher rental rates. Expenditures for nonrecurring capital replacements totaled $6.6 million in the first nine months of 1998. These expenditures were made at two properties (Promontory Point and The Villas of Renaissance). There were no such expenditures made in the first nine months of 1997. Expenditures for nonrecurring capital expenditures at Promontory Point and The Villas of Renaissance are expected to total approximately $8.5 million in 1998.

SUBSEQUENT CAPITAL INVESTMENT IN NEW DEVELOPMENT: On October 15, 1998, the Company acquired, for $4.6 million in cash, vacant land (Lonestar) in Northern California for the development of approximately 200 units. The total investment in this apartment community is expected to be approximately $39 million.

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

YEAR 2000 PROJECT

GENERAL: As is the case with many computer and microprocessor-based systems, certain of the Company's systems use two digit date fields which recognize dates using the assumption that the first two digits are "19" (i.e., the number "98" is recognized as the year "1998"). Although, because of the nature of its business, the Company does not believe that its business, results of operations or financial condition would be materially adversely affected by a failure of these systems, the Company has initiated a plan to assess (and remediate, as necessary) its computer and microprocessor-based systems.

STATE OF YEAR 2000 READINESS: The Company's Year 2000 project is divided into four major sections -- Infrastructure, Applications Software, third-party suppliers and customers ("Third Parties"), and process control and instrumentation ("PC&I"). The general phases common to all sections are: (1) inventorying potential Year 2000--sensitive items; (2) assigning priorities to identified items; (3) assessing the Year 2000 compliance of items determined to be material to the Company; (4) repairing or replacing material items that are determined not to be Year 2000 compliant; and (5) testing material items.

The Infrastructure and Applications Software sections consist of hardware and systems software. As of September 30, 1998, the Infrastructure has been repaired or replaced and is believed to be Year 2000 compliant. As of September 30, 1998, approximately 90% of the Company's Applications Software had been determined to be Year 2000 compliant. The Company expects to complete the remaining assessment and repair or replacement, including testing, during the fourth quarter of 1998.

The Third Parties section consists of identifying and prioritizing critical suppliers and communicating with them about their plans and progress in addressing the Year 2000 problem. Detailed evaluations of the most critical Third Parties have been completed, with follow-up review scheduled through the remainder of 1999. The Company is not currently aware of any Third Parties which, if one or more of their systems were to be non-Year 2000 compliant, would have a material adverse effect on the Company's business, results of operations, or financial condition.

Plans detailing the tasks and resources required for the PC&I section are in place. This section includes the hardware, software and associated embedded computer chips that are used in the operation of all facilities operated by the Company. PC&I equipment includes systems such as security systems, lighting systems, HVAC systems and sprinkler systems. As of September 30, 1998, the Company had assessed the potential for Year 2000 failures in approximately 90% of its PC&I systems. The Company believes that the repair or replacement and testing of PC&I equipment is approximately 25% complete. The Company expects to complete the repair or replacement of its PC&I systems by the second quarter of 1999, with all testing scheduled to be completed by year-end 1999.

The Company's satellite offices are proceeding at approximately the same schedule as the Company as a whole.

COSTS: The Company has not incurred material costs in connection with its Year 2000 remediation efforts and does not expect its total past and future Year 2000 expenditures to be material to the Company's business, results of operations or financial condition.

CONTINGENCY PLANNING AND RISK: Although there can be no assurance, the Company does not believe that a Year 2000 failure of any of its internal software or hardware systems would have a material adverse effect on its business, results of operations and financial condition. Therefore, the Company has not established any specific contingency plans with respect to its internal systems. A Year 2000 failure by an important Third Party could materially disrupt the Company's operations. For example, a Year 2000 failure by one or more of the financial institutions with which the Company does business could cause the Company to lose access to its funds or could restrict the Company's ability to borrow. A Year 2000 failure by a trustee or transfer agent or by The Depository Trust Company could restrict the Company's ability to pay interest on its bonds or to pay dividends or distributions on its equity securities. The Company does not have specific contingency plans in place, but, in the event of a Year 2000 failure, would take all available action to replace any failed Third Parties.

The Company's assessment of its risks, and its expectations as to future Year 2000 compliance, are forward-looking statements.

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

CALCULATION OF FFO


                                                   Nine Months Ended        Three Months Ended
                                                     September 30,            September 30,
                                                   -----------------        ------------------
(in thousands, unaudited)                           1998      1997           1998       1997
                                                   -------   -------        -------     ------
Net income                                         $ 3,682   $19,399        $ 8,226     $6,479
Add:
   Depreciation and amortization of real estate     24,466    21,525          8,433      7,903
   assets
   Minority interest in income                       4,617    23,556         10,249      7,867
   One-time charge related to transition of IAMC       345
   Extraordinary item related to debt
   extinguishment                                   42,451
                                                   -------   -------        -------    -------
Funds from operations                              $75,561   $64,480        $26,908    $22,249
                                                   =======   =======        =======    =======


SUPPLEMENTAL INFORMATION

The following section provides supplemental operating information. The information is unaudited and is provided as a supplement to the accompanying financial statements and management's discussion and analysis. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Operating results for the three or nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

                       Irvine Apartment Communities, Inc.
                       Irvine Apartment Communities, L.P.
                                IAC Capital Trust

                            SELECTED OPERATING DATA


                                                                         Nine Months                    Three Months
                                                                     Ended September 30,             Ended September 30,
                                                                     -------------------             -------------------
(unaudited)                                                            1998      1997   Difference     1998       1997   Difference
                                                                     ------    ------   ----------   -------    -------  ----------
  UNIT DATA
   Average rentable units during the period                          15,588    14,250      1,338     15,909     14,991       918
   Rentable units at the end of the period                           16,029    14,991      1,038     16,029     14,991     1,038

   COMMUNITIES STABILIZED BEFORE 1997(a)

   Average physical occupancy                                          94.1%     94.5%      -0.4%      94.1%      93.8%      0.3%
   Average economic occupancy(b)                                       92.5%     92.8%      -0.3%      92.9%      91.9%      1.0%

   Average monthly gross scheduled rent per unit(c)                  $1,155    $1,097        5.3%    $1,171     $1,119       4.6%
   Average monthly rental income per occupied unit                   $1,142    $1,087        5.1%    $1,163     $1,110       4.8%

   COMMUNITIES STABILIZED IN 1997(d)

   Average physical occupancy                                          94.6%                           96.0%
   Average economic occupancy(b)                                       93.9%                           95.4%

   Average monthly gross scheduled rent per unit(c)                  $1,479                          $1,509
   Average monthly rental income per occupied unit                   $1,489                          $1,521

   LEASE-UP AND ACQUISITION COMMUNITIES(e)

   Units in acquired community                                          923                             923
   Units delivered in the period                                        893                             300
   Cumulative units delivered at the end of the period                 1038                            1038

   Units occupied in lease-up communities at the end of the period      939                             939
   Average units occupied in lease-up communities during the period     499                             806

   OTHER FINANCIAL DATA (IRVINE APARTMENT COMMUNITIES, INC.)

   Dividends paid per share                                          $1.135    $1.105                $0.385     $0.365
   Funds from operations (FFO) payout ratio                            67.5%     74.2%                 64.5%      73.5%


--------------
Footnotes:

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

(e) Financial results are for properties that started lease-up (three at various dates in late 1997 and two in 1998) and the 923-unit Villas of Renaissance apartment community purchased on June 30, 1997.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not required.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        During the third quarter of 1998, the Operating Partnership sold to affiliates of The Irvine Company the following units of common limited partnership interest ("common L.P. units") in the Operating Partnership pursuant to Section 4(2) of the Securities Act of 1933:

                An aggregate of 39,176 common L.P. units were sold in August 1998 for $1.0 million in cash at prices ranging from $25.50 to $26.4375 per common L.P. unit, in connection with The Irvine Company's exercise of its proportional purchase rights under the Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership with respect to sales of the Company's Common Stock pursuant to its Dividend Reinvestment and Additional Cash Investment Plan.

        Each of the foregoing common L.P. units is exchangeable for common stock of the Company on a one-for-one basis, subject to adjustment and certain limitations set forth in the Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership.

                In addition, in August 1998, the Company sold to The Irvine Company pursuant to Section 4(2) of the Securities Act of 1933, 11,605 shares of Common Stock for $0.3 million in cash at prices ranging from $25.50 to $26.4375 per share in connection with The Irvine Company's exercise of its proportional purchase rights under the Miscellaneous Rights Agreement with respect to sales of the Company's Common Stock pursuant to its Dividend Reinvestment and Additional Cash Investment Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

ITEM 5. OTHER INFORMATION.

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

        Exhibit No. 10.11.1:  First Amendment to Revolving Credit Agreement
                              dated as of July 10, 1998.

        Exhibit No. 10.11.2:  Second Amendment to Revolving Credit
                              Agreement dated as of July 10, 1998.

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

                                    IRVINE APARTMENT COMMUNITIES, INC.

Date:  November 11, 1998            By: /s/ James E. Mead
                                        -------------------------------------
                                        James E. Mead
                                        Senior Vice President,
                                        Chief Financial Officer and Secretary


                                    By: /s/ Shawn Howie
                                        -------------------------------------
                                        Shawn Howie
                                        Vice President, Corporate Finance and
                                        Controller
                                        (Principal Accounting Officer)



                                    IRVINE APARTMENT COMMUNITIES, L.P.

                                    By: Irvine Apartment Communities, Inc.,
                                        its sole general partner


Date:  November 11, 1998            By: /s/ James E. Mead
                                        -------------------------------------
                                        James E. Mead
                                        Senior Vice President,
                                        Chief Financial Officer and Secretary


                                    By: /s/ Shawn Howie
                                        -------------------------------------
                                        Shawn Howie
                                        Vice President, Corporate Finance and
                                        Controller
                                        (Principal Accounting Officer)



                                    IAC CAPITAL TRUST

Date:  November 11, 1998            By: /s/ James E. Mead
                                        -------------------------------------
                                        James E. Mead
                                        Regular Trustee

                               Index to Exhibits


Exhibit
Number    Description
------    -----------
10.11.1   First Amendment to Revolving Credit Agreement dated as of
          July 10, 1998.

10.11.2   Second Amendment to Revolving Credit Agreement dated as of
          July 10, 1998.

27.1      Financial Data Schedule for Irvine Apartment Communities, Inc.

27.2:     Financial Data Schedule for Irvine Apartment Communities, L.P.

27.3:     Financial Data Schedule for IAC Capital Trust.
