Form 10-K
period 1998-12-31
IRVINE APARTMENT COMMUNITIES INC; IRVINE APARTMENT COMMUNITIES L P; IAC CAPITAL TRUST
filed 1999-03-02
CIK 912084, 1038358, 1048922

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM __________ TO __________ .

      COMMISSION FILE NUMBER: 1-12478 (IRVINE APARTMENT COMMUNITIES, INC.)
                              0-22569 (IRVINE APARTMENT COMMUNITIES, L.P.)
                              1-13721 (IAC CAPITAL TRUST)

                       IRVINE APARTMENT COMMUNITIES, INC.
                       IRVINE APARTMENT COMMUNITIES, L.P.
                               IAC CAPITAL TRUST
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

       REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 720-5500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS:                NAME OF EACH EXCHANGE ON WHICH REGISTERED:
               ----------------                    --------------------------------------
    COMMON STOCK, PAR VALUE $.01 PER SHARE             NEW YORK STOCK EXCHANGE, INC.;
     (IRVINE APARTMENT COMMUNITIES, INC.)                  PACIFIC EXCHANGE, INC.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF DECEMBER 31, 1998: 20,163,643

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS:
                              --------------------
                     UNITS OF GENERAL PARTNERSHIP INTEREST
                      (IRVINE APARTMENT COMMUNITIES, L.P.)

        NUMBER OF UNITS OUTSTANDING AS OF DECEMBER 31, 1998: 20,163,643
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             TITLE OF EACH CLASS:                NAME OF EACH EXCHANGE ON WHICH REGISTERED:
               ----------------                    --------------------------------------
        SERIES A PREFERRED SECURITIES                  NEW YORK STOCK EXCHANGE, INC.
             (IAC CAPITAL TRUST)

      NUMBER OF SECURITIES OUTSTANDING AS OF DECEMBER 31, 1998: 6,000,000

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time as required), and
(2) has been subject to such filing requirements for the past 90 days:

    Irvine Apartment Communities, Inc.  Yes [X] No [ ]
    Irvine Apartment Communities, L.P.  Yes [X] No [ ]
    IAC Capital Trust                   Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1999 was $531,666,000 assuming that all officers and directors of the Company are affiliates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       IRVINE APARTMENT COMMUNITIES, INC.
                       IRVINE APARTMENT COMMUNITIES, L.P.
                               IAC CAPITAL TRUST

                               TABLE OF CONTENTS

ITEM                                                                  PAGE
----                                                                  ----
                                     PART I
 1.     Business....................................................     3
 2.     Properties..................................................    14
 3.     Legal Proceedings...........................................    17
 4.     Submission of Matters to a Vote of Security Holders.........    17
                                    PART II
 5.     Market for Registrants' Common Equity and Related
          Stockholder Matters.......................................    18
 6.     Selected Financial Data.....................................    20
 7.     Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................    22
7A.     Quantitative and Qualitative Disclosures About Market
          Risk......................................................    30
 8.     Financial Statements and Supplementary Data.................    31
 9.     Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure..................................    31
                                    PART III
10.     Directors and Executive Officers of the Registrants.........    32
11.     Executive Compensation......................................    35
12.     Security Ownership of Certain Beneficial Owners and
          Management................................................    41
13.     Certain Relationships and Related Transactions..............    42
                                    PART IV
14.     Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.......................................................    44

                                     PART I

ITEM 1. BUSINESS

ORGANIZATION AND GENERAL BUSINESS DESCRIPTION

     Irvine Apartment Communities, Inc. (the "Company"), a Maryland corporation, operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. At December 31, 1998, the Company had a 44.6% general partnership interest in and was the sole managing general partner of Irvine Apartment Communities, L.P. (the "Operating Partnership"), which began operations December 8, 1993, the date of the Company's initial public offering of common stock (the "Offering"). At December 31, 1998, The Irvine Company and certain of its affiliates had a 55.2% limited partnership interest in the Operating Partnership. In addition, at December 31, 1998, The Irvine Company and certain of its affiliates owned approximately 17.9% of the common stock of the Company. As used herein, unless the context otherwise requires, the term "Company" includes Irvine Apartment Communities, Inc. and Irvine Apartment Communities, L.P.

     The Company is a self-administered equity REIT engaged in the operation and development of apartment communities in Orange County, California and, beginning in 1997 other locations in California. The Company's intent is to create new market positions in California which possess rental demographic and economic growth prospects similar to those on the Irvine Ranch. As of December 31, 1998, the Operating Partnership owned and operated 65 properties (the "Properties") containing 16,439 operating apartment units and had 3,039 units under construction or development. Until July 2020, the Company has the exclusive right, but not the obligation, to acquire land from The Irvine Company for development of additional apartment communities on the Irvine Ranch.

     IAC Capital Trust, a Delaware business trust (the "Trust") was formed on October 31, 1997. The Trust is a limited purpose financing vehicle established by the Company. The Trust exists for the sole purpose of issuing its preferred securities and investing the proceeds thereof in preferred limited partner units of the Operating Partnership. In January 1998, the Trust issued 6.0 million of
8 1/4% Series A Preferred Securities resulting in gross proceeds of $150 million.

     In March 1998, the Operating Partnership and Western National Property Management ("WNPM") entered into a strategic alliance that, in April 1998, assumed all property management responsibilities for the Operating Partnership's Southern California portfolio. The new entity, Irvine Apartment Management Company ("IAMC"), is owned 51% by the Operating Partnership and 49% by WNPM. The Company believes that this strategic alliance creates greater efficiencies and enhances service to customers.

     The address of the Company is 550 Newport Center Drive, Suite 300, Newport Beach, California 92660. Its telephone number is (949) 720-5500.

  Going Private Transaction

     On February 1, 1999, the Company and TIC Acquisition LLC, an indirect wholly owned subsidiary of The Irvine Company, entered into a definitive merger agreement providing for a merger of the Company into TIC Acquisition LLC in which the Company's shareholders will receive $34 in cash per share. The transaction, which is subject to the approval of the holders of (i) at least two-thirds of the outstanding shares of common stock of the Company and (ii) a number of shares of common stock of the Company (excluding the shares held by TIC Acquisition LLC and its affiliates) representing a majority of the total number of shares of common stock of the Company entitled to vote, and other customary conditions, is expected to be completed late in the second quarter or early in the third quarter of 1999.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates in one business segment, that of owning, operating and developing apartment communities in California. See the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for financial information about the industry segment.

DESCRIPTION OF BUSINESS

     As of December 31, 1998, the Operating Partnership owned and operated 55 stabilized properties containing 15,975 units (the "Stabilized Communities"). Together with the units under construction or development (the "Communities Under Development"), the Operating Partnership owns a total of 19,478 units. Through July 2020, the Company holds the exclusive right, but not the obligation, to acquire land from The Irvine Company, the owner and developer of the Irvine Ranch since 1864, for development of additional apartment communities on the Irvine Ranch.

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

     In 1997, the Company commenced operations in Northern California's Silicon Valley and the northern coastal markets of San Diego County. In 1998, the Company purchased a property in Los Angeles County. The Company's intent is to create new market positions in California which possess rental demographics and economic growth prospects similar to those on the Irvine Ranch. See "Business Strategy -- Off-Ranch Expansion."

     For the year ended December 31, 1998, the average physical occupancy (number of units occupied divided by the total number of units) of the Stabilized Communities was 94.1% and the average monthly rent per unit was $1,213. The Communities Under Development will include a total of 3,503 apartment units and have an aggregate estimated cost of approximately $622 million. As of December 31, 1998, 464 units were completed with 403 units occupied and generating rental revenue in Communities Under Development.

     The information set forth in this Annual Report on Form 10-K relating to the expansion program, the timing of future commencement and completion of construction, the commencement of leasing activity and initial stabilized occupancy, the estimated costs of apartment communities that are in development and the completion and timing of completion of the merger of the Company into TIC Acquisition LLC are forward-looking statements. Actual results will depend on numerous factors, many of which are beyond the control of the Company. These include the extent and timing of economic growth in the Company's rental markets; future trends in the pricing of construction materials and labor; product design changes; entitlement decisions by local government authorities; weather patterns; changes in interest rate levels; other changes in capital markets; unanticipated regulatory delays; and third party interest in acquiring the Company. No assurance can be given that the timing or estimates will not vary substantially from actual results.

BUSINESS STRATEGY

  Operating Strategies

- Provide an exceptional living environment for residents. The Properties are developed and maintained to appeal to the highly educated, relatively affluent base of renters. As a result of the region's closely managed master-planning process, the Properties are and will be situated amid parks and other open space, and in close proximity to employment centers, schools, retail centers, and recreational facilities. They provide numerous amenities, are well maintained and offer a high standard of customer service.

- Enhance efficiency of operations. The Company had historically subcontracted on-site staffing, personnel management and accounting functions to four independent property management firms. In March 1998, the Operating Partnership and WNPM entered into a strategic alliance that, in April 1998, assumed all property management responsibilities for the Operating Partnership's Southern California portfolio. The new entity, IAMC, is owned 51% by the Operating Partnership and 49% by WNPM. By centralizing all property management functions into one entity, the new strategic alliance provides greater efficiencies, reduces property management fees and property management costs, improves training of on-site employees and enhances service to customers. WNPM is the managing member of IAMC and responsible for its day to day operations, but the Company, through its control of a majority of the board of directors of IAMC, has significant control over IAMC including approval of business plans and budgets, compensation, and the employment of the executive officers of IAMC. In addition, the Company pays IAMC a property management fee which is adjusted to reflect the actual operating performance of the Properties, thereby more closely aligning the interests of IAMC and the Company. The Company also granted 100,000 options to certain executives of WNPM in order to better align their interests with the Company. Commencing in April 2001, the Company will also have the right, but not the obligation, to purchase WNPM's interest in IAMC at a nominal cost.

- Capitalize on strong brand identity with enhanced marketing and merchandising programs. The Company has enhanced certain of its marketing programs to broaden its brand name recognition in order to attract new residents into its portfolio and broaden the existing resident base. The Company's marketing programs include: a website and a single source 800 telephone number to provide information on the Properties; rental information centers within a major shopping center and the University of California at Irvine; and a targeted advertising campaign promoting the Company's portfolio and its quality of life characteristics.

  Development Strategies

- Develop new communities to complement and expand the Company's existing rental market base. The broad employment and renter base on the Irvine Ranch allows development of a variety of apartment property types and amenity levels, including projects designed for the family, luxury and senior markets, and the area's large population of young professionals. The Company's development program through market segmentation, identifies target markets and, supported by consumer research and focus group studies, market segmentation decisions are made at the earliest planning stages, when new residential villages for the Irvine Ranch are conceived and the villages' largest and most important amenities are selected. Location of schools, recreational facilities, retail centers, open space and views are all important considerations. Individual development decisions -- including site location, product design, amenities and marketing programs -- are also geared to appeal to the needs and desires of the target rental market.

- Utilize experienced management to create high-quality, well-built properties designed to sustain their value. The Company brings considerable management expertise to all aspects of the development, construction and leasing process. Senior management is actively involved in new project development from the inception of a new Irvine Ranch village and is responsible for target market identification; design of site plans, building plans, and floor plans; project and unit amenity selection; and site-specific governmental approvals. In addition, the Company directs the bidding and contracting of all major construction activities, in essence acting as general contractor. The Company engages experienced independent construction managers to act as intermediaries with subcontractors and to manage on-site activities under the close supervision of the Company's internal construction group. The Company builds properties using high-quality construction materials and techniques, and believes that this higher initial investment in quality enhances long-term value creation by sustaining high community rental income levels and reducing long-term expense levels.

  "Off-Ranch" Expansion

     While the Company's principal focus has been on the development of apartment communities on the Irvine Ranch, in 1997 the Company commenced an "off-Ranch" expansion program. The Company's strategic growth plan is designed to create meaningful market positions off the Irvine Ranch in some of California's most promising growth centers by developing or acquiring apartment communities in areas that possess rental demographics and economic growth prospects similar to those on the Irvine Ranch.

     Initially, the Company's "off-Ranch" expansion program was centered in Northern California's Silicon Valley and the northern coastal markets of San Diego County. In 1997, the Company acquired a 923-unit apartment community (The Villas of Renaissance) located in the La Jolla region of Northern San Diego

County. In 1998, the Company completed construction of a 342-unit apartment community (The Hamptons at Cupertino) in the Silicon Valley and began construction on three additional apartment communities (with a total of approximately 660 units) in the Silicon Valley and two additional apartment communities (with a total of approximately 560 units) in Northern San Diego County. Also in 1998, the Company purchased a 119-unit, high-rise apartment building under renovation located in Santa Monica (1221 Ocean Avenue).

     The Company has also entered into an agreement giving it the right, but not the obligation, to acquire a development site in Northern California for the development of over 2,000 apartment units. The Company's decision whether to exercise the option is subject to completion of necessary due diligence and the receipt of all necessary entitlements. Accordingly, no assurance can be given that the option will be exercised.

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

     The success of the Irvine Ranch as a master-planned development is, in large part, attributable to the early creation of a broad employment base. The Irvine Company has emphasized the promotion of job creation on the Irvine Ranch and has been involved in creating four major employment centers on the Irvine Ranch, each easily accessible by apartment residents and the surrounding area. The Irvine Company has been the sole developer of the Irvine Spectrum, a 5,000-acre research, technology and employment center which houses more than 2,200 companies and approximately 44,000 employees and includes 25 million square feet of research and development and office space. The Irvine Business Complex, which surrounds the John Wayne airport, houses over 100,000 employees and includes more than 24 million square feet of office and other commercial space and over 14 million square feet of industrial space. Newport Center contains over 4.5 million square feet of office space, a 1.3 million square-foot regional mall (Fashion Island), a tennis club and two country clubs. In addition, The Irvine Company donated land to the University of California at Irvine, a 1,489-acre campus which currently has more than 17,700 students and 6,200 employees. The proximity of the Irvine Ranch Properties to these employment centers makes them attractive residential locations.

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

  Exclusive Land Rights Agreement

     The Company and The Irvine Company are parties to the Land Rights Agreement pursuant to which, through July 31, 2020, the Company has the exclusive right, but not the obligation, to acquire all land sites entitled for residential use and designated by The Irvine Company as ready for apartment community development in accordance with The Irvine Company's Master Plan. The determination to exercise an option with respect to a site is made solely by the Independent Directors Committee of the Company's Board of Directors. The Irvine Company has no obligation to designate any land for sale and development of additional apartment communities. Under this Agreement, the Operating Partnership has purchased ten apartment community land sites since the Offering. Under the terms of the Land Rights Agreement, through July 31, 2000, the purchase price for any apartment community sites acquired may be paid with either cash, Common Stock of the Company or common limited partnership interests in the Operating Partnership ("Common L.P. Units"), at the option of the Company. After July 31, 2000, the choice of consideration will revert to The Irvine Company. In no event shall the purchase price for any apartment community land site exceed 95% of the value of such site as determined by independent appraisals. In addition, the purchase price for apartment sites which encompassed the first 1,800 apartment units the Company developed commencing in mid-1995 were set at an amount such that each project's budgeted pro forma unleveraged return on costs for the first 12 months following stabilized occupancy was between 10.0% and 10.5%. Seven land sites for the development of apartment communities which contain 1,884 units have been purchased under this arrangement. Accordingly, the purchase price for all future land sites will be no greater than 95% of the appraised value. Independent appraisals will be obtained by each of the Company and The Irvine Company for all future sites, prior to the Independent Directors Committee determining whether the Company will exercise its right to purchase a land site. The Irvine Company may not develop, construct, maintain, operate, use, lease or sell land or any improvements thereon, for apartment use, without the express written consent of the Operating Partnership. If the Company elects not to exercise its option for any site, the Company will thereafter have a right of first refusal on the sale of such site to a third party if the terms of such sale are more favorable than those offered to the Company. The determination to exercise an option or the right of first refusal under the Land Rights Agreement with respect to any site will be made solely by a majority of the Independent Directors Committee.

     Pursuant to the Land Rights Agreement, The Irvine Company and its Chairman, Donald Bren, have agreed to conduct their apartment community development and ownership activities on the Irvine Ranch solely through the Company. These restrictions terminate upon the occurrence of certain conditions.

  Capital and Financing Strategies

     The Company intends to maintain a conservative ratio of debt to total market capitalization (the market value of issued and outstanding shares of common stock of the Company and the common limited partnership units of the Operating Partnership plus total minority redeemable preferred interests and debt) of not greater than 60%. As of December 31, 1998, the ratio of debt to total market capitalization was 31%.

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

     The Company completed four significant equity and financing transactions in 1998. In January, the Trust issued 6.0 million of its 8 1/4% Series A Preferred Securities. The gross proceeds of $150 million were used to purchase an equivalent amount of 8 1/4% Series A Preferred Limited Partner Units in the Operating Partnership. The Operating Partnership used the $150 million of proceeds, net of issuance costs, all of which were paid by the Operating Partnership, to repay the outstanding borrowings under the unsecured line of credit and to fund development of new apartment communities. In May, the Company priced a $334 million offering of unsecured tax-exempt debt at an average interest rate of 4.93% in three tranches ranging from 10 to 15 years. Proceeds from this offering were used to refinance the Company's existing tax-exempt mortgage debt. In November, the Company completed a $50 million private placement of preferred securities yielding 8.75%. The net proceeds were used to reduce the outstanding balance on the Company's unsecured line of credit. Also in November, the Company placed a $100 million unsecured term loan at an interest rate of 6.11%. The net proceeds were used to reduce the outstanding balance on the Company's unsecured line of credit and to fund the Company's ongoing development program. All of these transactions are more fully discussed in Management's Discussion and Analysis included in this Annual Report on Form 10-K.

COMPETITION

     The Properties are located in developed areas. There are numerous other rental apartment properties within and around the market area of each property. The number of competitive rental properties in the area could have a material effect on the Company's ability to rent apartments and increase rents.

EMPLOYEES

     As of February 10, 1999, the Company had 68 employees. None of the Company's employees are subject to a collective bargaining agreement and the Company has experienced no labor-related work stoppages. The Company considers its relations with its personnel to be good.

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

REGULATION

     Apartment community properties are subject to various laws, ordinances, and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. The Company believes that each property has all material permits and approvals to operate its business. Rent control laws currently are not applicable to any of the Properties except 1221 Ocean Avenue. However, there can be no assurance that rent control requirements will not be initiated on additional communities in the future.

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

     Approximately 3,000 units in portions of 33 of the Company's Stabilized Communities are currently subject to resident income limitations which generally restrict rental of the affected units to low or moderate income residents and which, in most instances, also limit the amount of rent that may be charged for a particular unit. A brief summary of the basis and effect of these resident income and other limitations follows:

     The development of 23 of the Stabilized Communities was financed with the proceeds of tax-exempt multifamily housing revenue bonds issued by various local municipalities. These bonds were refunded in May 1995 and consolidated under one issuer, California Statewide Communities Development Authority. Regulatory agreements applicable to such financings (a) require that a specified percentage of the units be set aside for residents whose incomes do not exceed a specified percentage of the area median income and (b) in most instances, limit the rent which can be charged to a percentage of the maximum qualifying resident income level for the affected unit. These bonds were refinanced in June 1998 by the same issuer. Most of the income restrictions on the new bonds will terminate upon the maturity date of the new bonds. Additionally, in October 1998, the Company purchased a 216-unit apartment community (One Park Place) for $28 million of which $18 million was the assumption of tax-exempt multifamily housing revenue bonds.

     In addition to the rental restrictions imposed by the bond regulatory agreements, many of the 24 properties and four additional properties are also subject to resident income and rent limitations by virtue of development and other agreements entered into with local municipalities and private and quasi-public interest groups. These restrictions are similar in scope and substance to the other restrictions discussed above.

     Five of the Stabilized Communities were developed with the assistance of U.S. Department of Housing and Urban Development ("HUD") administered programs which provided mortgage insurance to the project lender. Certain regulatory and other agreements with HUD applicable to such financings (a) impose resident income restrictions similar to those imposed by the bond financing agreements, and (b) generally require the Company to operate the Properties in accordance with HUD's standards. With respect to one of the properties (i.e., The Parklands), a regulatory agreement additionally (a) limits the distribution of income from the property to 10% of the HUD imputed equity in the property and
(b) requires that any income in excess of such 10% limit be deposited into a residual receipts account. Amounts paid into such residual receipts account have historically been used for capital improvements to the property, subject to HUD's consent. At the expiration of the applicable regulatory or other agreement, any amount remaining in such residual receipts account belongs to HUD.

     Under Section 8 of the United States Housing Act of 1937, HUD currently provides rental assistance payments to each of these five HUD properties pursuant to certain Housing Assistance Payments ("HAP") contracts. Under the HAP contracts, so long as the units are rented to residents whose income levels do not exceed specified HUD guidelines, each qualifying resident is required to pay only 30% of their adjusted monthly income as rent and HUD pays the difference between the 30% payment and the unit's market rents as established by HUD. The above-mentioned restrictions and limitations will continue for the remainder of each HAP contract term. Each HAP contract has an initial term of 20 years with four 5-year renewal options exercisable at the owners option. At December 31, 1998, the average remaining term of the HAP contracts was approximately 4 years.

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

     The Company's "off-Ranch" expansion program was initially centered in Northern California's Silicon Valley and the northern coastal markets of San Diego County. In 1997, the Company acquired a 923-unit apartment community (The Villas of Renaissance) located in the La Jolla region of Northern San Diego County. In 1998, the Company completed construction of a 342-unit apartment community (The Hamptons at Cupertino) in the Silicon Valley and began construction on three additional apartment communities (with a total of approximately 660 units) in the Silicon Valley and two additional apartment communities (with a total of approximately 560 units) in Northern San Diego County. Also in 1998, the Company purchased a 119-unit, high-rise apartment building under renovation located in Santa Monica (1221 Ocean Avenue). These new Properties represent the Company's first strategic expansion off the Irvine Ranch and the Company may make additional investments in California in the future. The development, construction and operation of rental apartment communities in such new markets may present risks different than or in addition to the risks discussed above related to the Irvine Ranch Properties which are located entirely in Orange County. For jurisdictions off the Irvine Ranch, local jurisdiction approvals with respect to entitlements may impose requirements and conditions different from those applicable to the Irvine Ranch. No assurance can be given that the Company will be successful in pursuing any additional "off-Ranch" expansion or that any "off-Ranch" apartment communities will be successful.

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

     The Properties are subject to all operating risks common to apartment ownership in general. Such risks include: the Company's ability to rent units at the Properties, including the 3,503 units in the Communities Under Development; competition from other apartment communities; excessive building of comparable properties which might adversely affect apartment occupancy or rental rates; increases in operating costs due to inflation and other factors which increases may not necessarily be offset by increased rents; increased affordable housing requirements that might adversely affect rental rates; inability or unwillingness of residents to pay rent increases; and future enactment of rent control laws or other laws regulating apartment housing, including present and possible future laws relating to access by disabled persons. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates. If any of the above occurred, the Company's ability to meet its debt service and other obligations and to make distributions with respect to its common stock and the partnership interests of the Operating Partnership could be adversely affected.

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

     The development of apartment communities both on and off the Irvine Ranch, requires the investment of funds, sometimes in substantial amounts, prior to the completion of necessary due diligence and/or the receipt of necessary entitlements for the acquisition of a land site or an apartment community. In addition, the Company has entered into an agreement giving it the right, but not the obligation, to acquire a land site in Northern California for the development of over 2,000 apartment units, subject to the receipt of necessary entitlements. If such entitlements are not obtained, or if for any reason any projects are abandoned, the associated costs would be expensed. While the Operating Partnership seeks to mitigate such risk and has not written off significant amounts to date, no assurance can be given that it will not be required to do so in the future.

     Insurance: The Company carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits which the Company believes are adequate and appropriate under the circumstances. There are, however, certain types of losses (such as from earthquakes) that are not generally insured because they are either uninsurable or not economically insurable. The Company does not carry earthquake insurance on any of the Properties. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in the property, as well as the anticipated future revenues from the property, and, in the case of debt which is recourse to the Company, would remain obligated for any mortgage debt or other financial obligations related to the property. Any such loss would adversely affect the Company. The Company believes that the Properties are adequately insured. In addition, in light of the California earthquake risk, California building codes since the early 1970's have established construction standards for all newly built and renovated buildings, including apartment buildings, the current and strictest construction standards having been adopted in 1984. Thirty-six of the existing 55 Stabilized Communities (representing approximately 71% of the units in the Communities) have been completed and occupied since January 1, 1985, and the Company believes that all of the Stabilized Communities were constructed, and all of the Communities Under Development are being constructed, in full compliance with the applicable standards existing at the time of construction. While earthquakes have occurred from time to time in California, the Company has not experienced any material losses as a result of earthquakes. No assurance can be given that this will be the case in the future.

ITEM 2. PROPERTIES

     The Company owns Stabilized Communities containing 15,975 apartment units and had ten Communities Under Development. Below is 1998 operating information for the Stabilized Communities:

                                                                                    1998 AVERAGE MONTHLY
                                                                                        RENTAL RATES          1998
                                                                       AVERAGE      ---------------------    AVERAGE
                                            YEAR        NUMBER        UNIT SIZE                PER SQUARE   PHYSICAL
               PROPERTY                  COMPLETED     OF UNITS     (SQUARE FEET)   PER UNIT      FOOT      OCCUPANCY
               --------                  ----------   -----------   -------------   --------   ----------   ---------
PROPERTIES STABILIZED BEFORE 1998
  Irvine, CA (36 Properties)
  Amherst Court........................        1991           162         724        $1,079      $1.49        92.6%
  Berkeley Court.......................        1986           152         877         1,139       1.30        92.8%
  Cedar Creek..........................        1985           176         811         1,024       1.26        96.5%
  Columbia Court.......................        1984            58         852         1,067       1.25        94.3%
  Cornell Court........................        1984           109         894         1,174       1.31        93.9%
  Cross Creek..........................        1985           136         935         1,081       1.16        97.1%
  Dartmouth Court......................        1986           294         896         1,150       1.28        92.4%
  Deerfield............................     1975/83        192/96         847           981       1.16        94.4%
  Harvard Court........................        1986           112         826         1,080       1.31        93.7%
  Northwood Park.......................        1985           168         944         1,019       1.08        95.6%
  Northwood Place......................        1986           604         954         1,025       1.08        94.6%
  Orchard Park.........................        1982            60         971         1,006       1.04        99.3%
  Park West............................  1970/71/72   256/276/348       1,004         1,044       1.04        94.1%
  Parkwood.............................        1974           296         883         1,016       1.15        94.0%
  Rancho San Joaquin...................        1976           368         896         1,104       1.23        93.1%
  San Carlo............................        1989           354       1,074         1,298       1.21        94.3%
  San Leon.............................        1987           248         951         1,134       1.19        95.5%
  San Marco............................        1988           426         923         1,072       1.16        94.5%
  San Marino...........................        1986           200         927         1,117       1.21        94.1%
  San Mateo............................        1990           283         720         1,041       1.45        94.5%
  San Paulo............................        1993           382       1,001         1,035       1.03        94.1%
  San Remo.............................     1986/88       136/112         966         1,092       1.13        93.6%
  Santa Clara(1).......................        1996           378         967         1,293       1.34        93.5%
  Santa Maria(2).......................        1997           227       1,125         1,505       1.34        92.2%
  Santa Rosa(1)........................        1996           368         895         1,228       1.37        94.7%
  Stanford Court.......................        1985           320         799         1,070       1.34        93.8%
  The Parklands........................        1983           121         794         1,135       1.43        99.6%
  Turtle Rock Canyon...................        1991           217       1,024         1,370       1.34        94.2%
  Turtle Rock Vista....................     1976/77       112/140       1,155         1,319       1.14        93.0%
  Villa Coronado(1)....................        1996           513         929         1,271       1.37        93.8%
  Windwood Glen........................        1985           196         878         1,058       1.21        95.1%
  Windwood Knoll.......................        1983           248         903           986       1.09        95.4%
  Woodbridge Oaks......................        1983           120         976         1,072       1.10        99.9%
  Woodbridge Pines.....................        1976           220         872         1,043       1.20        94.5%
  Woodbridge Villas....................        1982           258         871           995       1.14        95.4%
  Woodbridge Willows...................        1984           200         894         1,036       1.16        95.5%
                                                      -----------       -----        ------      -----        -----
    Subtotal...........................                     9,642         929         1,118       1.20        94.4%
                                                      -----------       -----        ------      -----        -----

                                                                                    1998 AVERAGE MONTHLY
                                                                                        RENTAL RATES          1998
                                                                       AVERAGE      ---------------------    AVERAGE
                                            YEAR        NUMBER        UNIT SIZE                PER SQUARE   PHYSICAL
               PROPERTY                  COMPLETED     OF UNITS     (SQUARE FEET)   PER UNIT      FOOT      OCCUPANCY
               --------                  ----------   -----------   -------------   --------   ----------   ---------
NEWPORT BEACH, CA (8 PROPERTIES)
  Baypointe(2).........................        1997           300       1,037         1,484       1.43        96.0%
  Bayport..............................        1971           104         867         1,127       1.30        96.0%
  Bayview..............................        1971            64       1,154         1,370       1.19        93.8%
  Baywood..............................     1973/84        320/68       1,074         1,244       1.16        93.5%
  Mariner Square.......................        1969           114       1,104         1,230       1.11        95.7%
  Newport North........................        1986           570         947         1,158       1.22        93.8%
  Newport Ridge(1).....................        1996           512         957         1,508       1.58        93.9%
  Promontory Point.....................        1974           520       1,056         1,799       1.70        91.5%
                                                      -----------       -----        ------      -----        -----
    Subtotal...........................                     2,572       1,010         1,416       1.40        93.7%
                                                      -----------       -----        ------      -----        -----
TUSTIN, CA (6 PROPERTIES)
  Rancho Alisal........................     1988/91        344/12         967         1,074       1.11        94.7%
  Rancho Maderas.......................        1989           266         939         1,126       1.20        94.0%
  Rancho Mariposa......................        1992           238         856         1,078       1.26        93.6%
  Rancho Monterey(1)...................        1996           436         932         1,267       1.36        94.1%
  Rancho Tierra........................        1989           252       1,031         1,181       1.15        94.0%
  Sierra Vista.........................        1992           306         852         1,147       1.35        94.8%
                                                      -----------       -----        ------      -----        -----
    Subtotal...........................                     1,854         930         1,154       1.24        94.2%
                                                      -----------       -----        ------      -----        -----
      Subtotal (50 Properties).........                    13,541         939         1,107       1.18        94.6%
                                                      -----------       -----        ------      -----        -----
OFF-RANCH (1 PROPERTY)
  Villas of Renaissance (San Diego
    County)(2).........................        1992           923         957         1,284       1.34        91.4%
                                                      -----------       -----        ------      -----        -----
PROPERTIES STABILIZED BEFORE 1998
  (51 PROPERTIES)......................                    14,991         942         1,162       1.23        94.1%
                                                      -----------       -----        ------      -----        -----
PROPERTIES STABILIZED OR ACQUIRED
  DURING 1998
  One Park Place (Irvine)(3)...........        1995           216         922           984       1.07        96.3%
  Rancho Santa Fe (Tustin)(3)..........        1998           316       1,120         1,552       1.39        94.4%
  Santa Rosa II (Irvine)(3)............        1998           207       1,233         1,668       1.35        95.6%
  The Colony at Fashion Island (Newport
    Beach)(3)..........................        1998           245       1,326         2,368       1.79        96.0%
                                                      -----------       -----        ------      -----        -----
    Subtotal...........................                       984       1,152         1,655       1.44        95.5%
                                                      -----------       -----        ------      -----        -----
         TOTAL PORTFOLIO (55
           PROPERTIES).................                    15,975         957        $1,213      $1.27        94.1%
                                                      ===========       =====        ======      =====        =====

---------------
(1) Represents properties stabilized during 1996.

(2) Represents properties stabilized during 1997.

(3) Represents amounts from initial stabilization date or acquisition date.

     The Properties are located within the following jurisdictions in
California:

                                                          STABILIZED              COMMUNITIES
                                                          COMMUNITIES          UNDER DEVELOPMENT             TOTAL
                                                     ---------------------   ---------------------   ---------------------
                                                     NUMBER OF     NUMBER    NUMBER OF     NUMBER    NUMBER OF    PERCENT
                     LOCATION                        PROPERTIES   OF UNITS   PROPERTIES   OF UNITS   PROPERTIES   OF TOTAL
                     --------                        ----------   --------   ----------   --------   ----------   --------
ORANGE COUNTY
  Irvine...........................................      38        10,065         3        1,815         41          61%
  Newport Beach....................................       8         2,305                                 8          12%
  Tustin...........................................       7         2,170                                 7          11%
  Newport Coast....................................       1           512                                 1           2%
SAN FRANCISCO BAY AREA
  Cupertino........................................                               1          342          1           2%
  Redwood City.....................................                               2          361          2           2%
  Sunnyvale........................................                               1          298          1           1%
NORTHERN SAN DIEGO COUNTY..........................       1           923         2          568          3           8%
LOS ANGELES COUNTY
  Santa Monica.....................................                               1          119          1           1%
                                                         --        ------        --        -----         --         ----
         Totals....................................      55        15,975        10        3,503         65         100%
                                                         ==        ======        ==        =====         ==         ====

     The unit mix of the Properties is as follows:

                                                           STABILIZED
                                                           COMMUNITIES      COMMUNITIES        TOTAL
                                                            NUMBER OF    UNDER DEVELOPMENT     NUMBER     PERCENT OF
                        UNIT TYPE                             UNITS       NUMBER OF UNITS     OF UNITS    TOTAL UNITS
                        ---------                          -----------   -----------------   ----------   -----------
Studio/Junior............................................       471               92              563          3%
One Bedroom..............................................     4,108            1,325            5,433         28%
Two Bedroom..............................................     9,884            1,917           11,801         60%
Three Bedrooms or More...................................     1,512              169            1,681          9%
                                                             ------            -----           ------        ----
         Total...........................................    15,975            3,503           19,478        100%
                                                             ======            =====           ======        ====

     The consolidated real estate and accumulated depreciation schedule of Irvine Apartment Communities, Inc. is included on pages F-21 through F-23 of this Annual Report on Form 10-K.

     The Company believes that the Properties are well maintained and have no material deferred maintenance requirements or current need for major renovations. The average age of the Stabilized Communities is approximately 11 years. The oldest of the Stabilized Communities was completed in 1969, and 36 of the 55 Stabilized Communities, totaling 11,307 units or approximately 71% of the Stabilized Communities, have been completed since January 1, 1985. The number of units per Property ranges from 58 units to 923 units, with an average of approximately 290 units.

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

     All of the Stabilized Communities provide, and the Communities Under Development will provide, residents with numerous amenities and include extensive landscaping. More than 87% of the 55 Stabilized Communities contain swimming pools, spas, air conditioning and covered parking. Additional amenities may include a fitness center, recreational room, sauna and tennis courts. Each apartment unit includes a patio, porch or balcony. Many apartment units offer one or more of certain additional features, such as fireplaces, enclosed garages, refrigerators, washers and dryers, and microwave ovens. The Communities Under Development contain most of these amenities.

ITEM 3. LEGAL PROCEEDINGS

     Shortly after the public announcement of TIC Acquisition LLC's offer to acquire the outstanding publicly held shares of the Company, certain lawsuits were initiated by shareholders of the Company against The Irvine Company, TIC Acquisition LLC, the Company and the Company's Directors alleging, among other things, that the price offered by TIC Acquisition LLC for the shares held by the public shareholders of the Company was inadequate, that the Directors failed to take adequate steps to obtain the highest possible price for the public shareholders of the Company and that negotiations were not conducted at arm's-length. As of February 16, 1999, four purported class actions relating to this acquisition offer had been served; each of these actions was filed in the Superior Court of California, Orange County, on behalf of a plaintiff shareholder of the Company and a purported class of all public shareholders of the Company. These lawsuits seek injunctive relief and unspecified money damages.

     On December 29, 1998, the four pending actions and all actions subsequently filed in, removed to, or transferred to the Superior Court of California for Orange County were consolidated.

     All of the Company defendants intend vigorously to defend against plaintiffs' claims. The likelihood of an unfavorable outcome cannot be predicted at this time.

     None of the Company, the Operating Partnership, the Trust nor the Properties are subject to any other material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

IRVINE APARTMENT COMMUNITIES, INC.

     The Company's common stock is listed on the New York and Pacific Stock Exchanges under the ticker symbol: IAC. As of February 20, 1999, there were approximately 1,200 holders of record of the Company's common stock. The Company believes that there are approximately 11,000 beneficial shareholders. The following table sets forth the high and low closing sales price per share of the common stock as reported on the New York Stock Exchange.

                           PERIOD                              HIGH        LOW
                           ------                             -------    -------
1998:
Fourth Quarter..............................................  $32.000    $23.375
Third Quarter...............................................   29.750     23.500
Second Quarter..............................................   31.875     28.313
First Quarter...............................................   32.188     30.313
1997:
Fourth Quarter..............................................   33.500     29.750
Third Quarter...............................................   33.375     28.250
Second Quarter..............................................   30.000     25.625
First Quarter...............................................   29.375     24.875

     The following table sets forth the distributions paid by the Company and its return of capital portion for each dividend.

                                                                                DISTRIBUTION TYPE FOR
                                                                                  FEDERAL INCOME TAX
                                                                                     TAX PURPOSES
                                                                                ----------------------
                                                           CASH DISTRIBUTION    TAXABLE     RETURN OF
                      PAYABLE DATE                             PER SHARE         INCOME      CAPITAL
                      ------------                         -----------------    --------    ----------
11/30/98.................................................       $0.385             33%          67%
8/28/98..................................................        0.385             33%          67%
5/28/98..................................................        0.375             33%          67%
2/28/98..................................................        0.375             33%          67%
11/26/97.................................................        0.375             91%           9%
8/29/97..................................................        0.375             91%           9%
5/30/97..................................................        0.365             91%           9%
2/28/97..................................................        0.365             91%           9%
11/27/96.................................................        0.365             82%          18%
8/30/96..................................................        0.365             82%          18%
5/31/96..................................................        0.355             82%          18%
2/29/96..................................................        0.355             82%          18%
11/30/95.................................................        0.355             25%          75%
8/31/95..................................................        0.355             25%          75%
5/31/95..................................................        0.340             25%          75%
2/28/95..................................................        0.340             25%          75%
11/30/94.................................................        0.340             28%          72%
8/31/94..................................................        0.340             28%          72%
5/31/94..................................................        0.340             28%          72%
2/28/94..................................................        0.090             28%          72%

     The merger agreement relating to the proposed merger of the Company with TIC Acquisition LLC permits the continued declaration and payment of regular quarterly dividends of $.385 per share on the Company's common stock, in accordance with past practice, but also requires that the record dates for the second and third quarter 1999 quarterly dividends not be earlier than June 15, 1999 and September 15, 1999, respectively. Such dates are later than the record dates in prior years. The Company currently intends to set the close of business on June 15, 1999 as the record date for the second quarter 1999 quarterly dividend. Therefore, if the merger is consummated on or before June 15, 1999, additional dividends will not be paid on the Company's common stock. The Company cannot predict what dividends, if any, with respect to the membership interests of TIC Acquisition LLC will be paid following the merger, if it is consummated.

     If the merger is not consummated, the Company intends to continue to pay regular quarterly dividends on the Company's common stock.

IRVINE APARTMENT COMMUNITIES, L.P.

     There is no established public trading market for the Operating Partnership's common partnership interests. As of February 10, 1999, there were ten (including the general partner interest) holders of common partnership interests.

     The table set forth under Irvine Apartment Communities, Inc. regarding dividends and return of capital is equally applicable on a per unit basis to the Operating Partnership as to the Company.

     The merger agreement relating to the proposed merger of the Company with TIC Acquisition LLC permits the continued declaration and payment of regular quarterly distributions on the common partnership interests of the Operating Partnership. The Company anticipates that any future distributions, if any, on common partnership interests of the Operating Partnership will be paid in conjunction with dividends on the Company's common stock. The Company cannot predict what distributions, if any, with respect to the common partnership interests of the Operating Partnership will be paid following the merger, if it is consummated.

     If the merger is not consummated, the Company intends to continue to pay regular quarterly distributions on the common partnership interests of the Operating Partnership.

     During the fourth quarter of 1998, the Operating Partnership sold 2,000,000 Series B Preferred L.P. Units in the Operating Partnership to Greene Street 1998 Exchange Fund, L.P. for aggregate consideration of $50,000,000 (less a $1,250,000 placement fee) pursuant to exemptions provided by Section 4(2) of the Securities Act of 1933. Each Series B Preferred L.P. Unit is exchangeable under certain circumstances into preferred stock of the Company or preferred securities of the Trust.

     There were no issuances of common limited partnership interests in the Operating Partnership during the fourth quarter of 1998.

IAC CAPITAL TRUST

     There were no issuances of securities of the Trust during the fourth quarter of 1998.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data and other operating information of the Company, the Operating Partnership and the Trust. The selected financial data in the table are derived from the consolidated financial statements of the Company, the Operating Partnership and the Trust. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                                                                          YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------
                                                         1998           1997          1996         1995         1994
                                                     ------------   ------------   ----------   ----------   ----------
                                                       (IN THOUSANDS, EXCEPT PERCENTAGES, PER SHARE/UNIT/SECURITY AND
                                                                           PROPERTY INFORMATION)
IRVINE APARTMENT COMMUNITIES, INC.
SELECTED OPERATING INFORMATION
Total revenues.....................................   $  220,837     $  186,945     $158,698     $136,168     $130,236
Income before extraordinary item, minority
  redeemable preferred interests and minority
  interest in income...............................   $   73,549     $   58,583     $ 41,192     $ 25,056     $ 12,279
Net income.........................................   $    8,356     $   26,404     $ 18,746     $  8,465     $  7,273
Basic earnings per share(1)........................   $     0.42     $     1.34     $   1.06     $   0.61     $   0.62
Diluted earnings per share(1)......................   $     0.41     $     1.33     $   1.05     $   0.05     $   0.41
Cash distributions per share.......................   $     1.52     $     1.48     $   1.44     $   1.39     $   1.11
Total apartment units (at end of period)...........       16,439         15,136       13,656       12,776       11,358
SELECTED STABILIZED PROPERTY INFORMATION(2)
Total properties (at end of period)................           55             51           48           43           43
Average physical occupancy.........................         94.1%          94.5%        94.9%        94.6%        95.6%
Average monthly rent per unit(3)...................   $    1,213     $    1,116     $  1,025     $    996     $    981
SELECTED BALANCE SHEET INFORMATION AT DECEMBER 31,
Total assets.......................................   $1,374,624     $1,163,677     $900,998     $853,230     $757,240
Total long-term debt...............................   $  751,818     $  704,063     $553,064     $563,286     $540,689
Minority redeemable preferred interests and
  minority interest................................   $  378,610     $  210,307     $$140,327    $109,133     $109,296
Shareholders' equity...............................   $  195,858     $  210,920     $180,017     $155,433     $ 81,753
IRVINE APARTMENT COMMUNITIES, L.P.
SELECTED OPERATING INFORMATION
Total revenues.....................................   $  220,837     $  186,945     $158,698     $136,168     $130,236
Income before extraordinary item and redeemable
  preferred interests..............................   $   73,549     $   58,583     $ 41,192     $ 25,056     $ 12,279
Net income.........................................   $   18,781     $   58,583     $ 41,192     $  1,629     $ 12,279
Basic earnings per unit............................   $     0.42     $     1.34     $   1.06     $   0.05     $   0.41
Diluted earnings per unit..........................   $     0.41     $     1.34     $   1.05     $   0.05     $   0.41
Cash distributions per unit........................   $     1.52     $     1.48     $   1.44     $   1.39     $   1.11
Total apartment units (at end of period)...........       16,439         15,136       13,656       12,776       11,358
SELECTED STABILIZED PROPERTY INFORMATION(2)
Total properties (at end of period)................           55             51           48           43           43
Average physical occupancy.........................         94.1%          94.5%        94.9%        94.6%        95.6%
Average monthly rent per unit(3)...................   $    1,213     $    1,116     $  1,025     $    996     $    981
SELECTED BALANCE SHEET INFORMATION AT DECEMBER 31,
Total assets.......................................   $1,374,624     $1,163,677     $900,998     $853,230     $757,240
Total long-term debt...............................   $  751,818     $  704,063     $553,064     $563,286     $540,689
Redeemable preferred interests.....................   $  192,789
Partners' capital..................................   $  381,679     $  421,227     $320,344     $264,566     $191,049
IAC CAPITAL TRUST
SELECTED OPERATING INFORMATION
Income from investment in subsidiary...............   $   11,722
Net income.........................................   $       --
Basic and diluted earnings per security............   $     0.00
SELECTED BALANCE SHEET INFORMATION AT DECEMBER 31,
Total assets.......................................   $  150,005
Redeemable preferred interest......................   $  150,000
Equity.............................................   $        5

---------------
(1) Differences between basic and diluted earnings per share in 1995 and 1994 are primarily due to the impact of the Company's debt extinguishment costs which were allocated to The Irvine Company in accordance with the Operating Partnership Agreement.

(2) A property is considered stabilized at the earlier of one year after completion of construction or when it achieves 95% occupancy.

(3) Average monthly rent per unit is calculated by dividing average rental revenue per unit by average economic occupancy.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data, the Consolidated Financial Statements of the Company, the Operating Partnership and the Trust and the Notes thereto.

OVERVIEW

     Irvine Apartment Communities, Inc. (the "Company"), a Maryland corporation, operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. At December 31, 1998, the Company had a 44.6% general partnership interest in and was the sole managing general partner of Irvine Apartment Communities, L.P. (the "Operating Partnership") which began operations as of December 8, 1993, the date of the Company's initial public offering of common stock. At December 31, 1998, the limited partners had a 55.4% limited partnership interest in the Operating Partnership, with The Irvine Company and certain of its affiliates owning a 55.2% common limited partnership interest in the Operating Partnership. In addition, at December 31, 1998, The Irvine Company and its affiliates owned approximately 17.9% of the common shares of the Company.

     The Company is a self-administered equity REIT engaged in the operation and development of apartment communities in California. The Company's strategic growth plan is designed to create new market positions in California which possess rental demographics and economic growth prospects similar to those on the Irvine Ranch. As of December 31, 1998, the Operating Partnership owned and operated 65 properties containing 16,439 apartment units and had 3,039 units under construction or development. In March 1998, the Operating Partnership and Western National Property Management ("WNPM") announced the formation of a strategic alliance that, in April 1998, assumed all property management responsibilities for the Operating Partnership's Southern California portfolio. The new entity, Irvine Apartment Management Company ("IAMC"), is owned 51% by the Operating Partnership and 49% by WNPM. Until July 31, 2020, the Company and the Operating Partnership have the exclusive right, but not the obligation, to acquire land from The Irvine Company for development of additional apartment communities on the Irvine Ranch.

     IAC Capital Trust, a Delaware Business trust (the "Trust"), was formed on October 31, 1997. The Trust is a limited purpose financing vehicle established by the Company and the Operating Partnership. The Trust exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in preferred limited partner units of the Operating Partnership. In January 1998, the Trust issued 6.0 million of its 8 1/4% Series A Preferred Securities resulting in gross proceeds of $150 million.

  Going Private Transaction

     On February 1, 1999, the Company and TIC Acquisition LLC, an indirect wholly owned subsidiary of The Irvine Company, entered into a definitive merger agreement providing for a merger of the Company into TIC Acquisition LLC in which the Company's shareholders will receive $34 in cash per share. The transaction, which is subject to the approval of the holders of (i) at least two-thirds of the outstanding shares of common stock of the Company and (ii) a number of shares of common stock of the Company (excluding the shares held by TIC Acquisition LLC and its affiliates) representing a majority of the total number of shares of common stock of the Company entitled to vote, and other customary conditions, is expected to be completed late in the second quarter or early in the third quarter of 1999.

RESULTS OF OPERATIONS

     The Company's income before extraordinary item, minority redeemable preferred interests and minority interest in income was $73.5 million in 1998, up from $58.6 million in 1997 and $41.2 million in 1996. The Company's financial results improved in 1998 due to the contribution of newly delivered rental units from its development program, properties that stabilized during 1997, an increase in rental rates within its stabilized portfolio, and an acquisition in 1998, partially offset by a slight decrease in physical occupancy and an increase in minority redeemable preferred interests due to the issuance of preferred securities in January and November 1998. In 1997, financial results improved due to the contribution of newly delivered rental units from its development program, an acquisition in 1997 and an increase in rental rates within its stabilized portfolio.

REVENUE AND EXPENSE DATA

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
COMMUNITIES STABILIZED BEFORE 1997
(MORE THAN TWO YEARS)(1)
  Number of communities.....................................         48            48
  Number of units at end of period..........................     13,541        13,541
  Operating revenues........................................   $181,182      $172,562
  Property expenses.........................................   $ 41,143      $ 41,322
  Real estate taxes.........................................   $ 13,774      $ 13,652
  Depreciation and amortization.............................   $ 26,059      $ 26,315
COMMUNITIES STABILIZED IN 1997 (LESS THAN TWO YEARS)(2)
  Number of communities.....................................          2
  Number of units at end of period..........................        527
  Operating revenues........................................   $  9,131
  Property expenses.........................................   $  1,595
  Real estate taxes.........................................   $    675
  Depreciation and amortization.............................   $  1,720
LEASE-UP AND NEWLY ACQUIRED COMMUNITIES(3)
  Number of communities.....................................          7
  Number of units at end of period..........................      2,371
  Operating revenues........................................   $ 29,060
  Property expenses.........................................   $  6,660
  Real estate taxes.........................................   $  2,760
  Depreciation and amortization.............................   $  5,425

---------------
(1) Represents 43 communities (11,334 units) that achieved stabilized occupancy (95%) prior to 1996 and 5 communities (2,207 units) that achieved stabilized occupancy in 1996. No comparison for 1997 and 1996 is shown since not all of the properties were stabilized for comparable periods.

(2) Represents two communities (527 units) that achieved stabilized occupancy during 1997. No year-over-year comparison is provided since the properties were not stabilized for comparable periods.

(3) Represents three properties (768 units) that achieved stabilized occupancy at various dates in 1998, the Villas of Renaissance apartment community (923 units) purchased on June 30, 1997, One Park Place apartment community (216 units) purchased on October 8, 1998, and two apartment communities in lease-up at December 31, 1998.

     OPERATING REVENUES (rental and other income) increased by 17.9% to $219.4 million in 1998, up from $186.1 million in 1997. Operating revenues in 1997 had increased by 17.7% from $158.1 million in 1996. Operating revenues rose in 1998 because of higher rental rates and a larger average number of rental units in service, primarily as a result of new development. Newly delivered and acquired units along with unit growth in the Company's portfolio stabilized less than two years added $38.2 million to operating revenues from nine properties in 1998, compared to $13.5 million from six properties in 1997. Operating revenues generated by communities stabilized more than two years increased 5.0% in 1998 due to an improvement in the portfolio's average rental rate, partially offset by a decrease in average physical occupancy to 94.3% from 94.6%. The average monthly rental rate for these communities increased 5.2% to $1,165 in 1998, from $1,107 in 1997.

     Operating revenues rose in 1997 because of higher rental rates and a larger average number of rental units in service as a result of both new development and an acquisition in June 1997. Newly delivered, acquired and stabilized units added $45.5 million to operating revenues in 1997 from eleven properties, compared to $24.7 million in 1996 from five properties. Operating revenues generated by communities owned and stabilized more than two years increased 5.5% in 1997, due to an improvement in the average monthly rental rate, partially offset by a decrease in average physical occupancy to 94.6% from 95.0%. The average monthly rental rate for these communities increased 6.2% to $1,078 in 1997, from $1,015 in 1996.

     PROPERTY EXPENSES increased by 10.8% to $49.4 million in 1998 from $44.6 million in 1997, which had increased from $38.4 million in 1996. The 1998 increase reflects incremental expenses from newly delivered and acquired rental units and communities stabilized during 1997. Property expenses for communities stabilized more than two years decreased by $0.2 million to $41.1 million in 1998. Average monthly property expenses generated by these communities decreased to $253 per unit in 1998 from $254 per unit in 1997. Newly delivered and acquired units and communities stabilized less than two years added $8.3 million to property expenses from nine properties in 1998 compared to $3.2 million from six properties in 1997. To improve operating efficiency and reduce operating costs, the Company formed IAMC to manage the Company's properties in April 1998. Accordingly, the personnel and office costs of IAMC are included in 1998 property expenses. For comparative purposes, prior period management fees have been included in property expenses.

     The 1997 increase primarily reflects the added expenses from the newly delivered and acquired rental units and communities stabilized less than two years. Property expenses for communities owned and stabilized more than two years increased by $3.0 million to $41.3 million from $38.3 million in 1996. Average monthly property expenses generated by these communities increased to $254 per unit in 1997 from $236 per unit in 1996, primarily as a result of five communities that stabilized during 1996, as well as higher insurance expenses, higher unit turnover and related expenses, and preventative maintenance scheduled in anticipation of an unseasonably wet winter. Lease-up and newly acquired properties added $3.2 million in 1997.

     REAL ESTATE TAXES totaled $17.2 million in 1998, $15.0 million in 1997 and $13.5 million in 1996. Real estate taxes increased in 1998 and 1997 primarily due to the addition of new rental units.

     NET INTEREST EXPENSE decreased to $27.8 million in 1998 from $30.4 million in 1997, which had increased from $29.5 million in 1996. Total interest incurred was $40.1 in 1998 compared with $36.1 million in 1997 and $32.7 million in 1996. The increase in interest incurred in 1998 was primarily due to unsecured notes payable that were outstanding for the entire period, partially offset by lower interest rates in 1998. Net interest expense declined in 1998 because the Company's increased level of development resulted in a higher level of capitalized interest. Net interest expense rose in 1997 largely due to a greater level of borrowing under the credit facility, which was used to finance an acquisition in June 1997. The Company capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates. Capitalized interest totaled $12.3 million in 1998, $5.7 million in 1997 and $3.2 million in 1996.

     INTEREST INCOME totaled $1.5 million in 1998, $0.8 million in 1997 and $0.6 million in 1996. The changes in interest income reflect changes in the Company's average cash balances.

     AMORTIZATION OF DEFERRED FINANCING COSTS decreased by 20.8% to $1.9 million in 1998 from $2.4 million in 1997, which was down from $2.6 million in 1996. The $0.5 million decrease in 1998 was due to the full amortization of certain loan costs during the prior year and a lower level of deferred financing costs associated with the unsecured tax-exempt bond financings. The $0.2 million decrease in 1997 was due to the full amortization of certain loan costs during that year.

     DEPRECIATION AND AMORTIZATION EXPENSE increased by 15.4% to $33.8 million in 1998, up from $29.3 million in 1997. These expenses had increased in 1997 by 7.7% from $27.2 million in 1996. The increases in both years reflect the completion and delivery of newly developed rental units. In addition, the 1998 amount reflects three months of depreciation from One Park Place, a community acquired in 1998, and the 1997 amount reflects six months of depreciation from The Villas of Renaissance, a community acquired in 1997.

     GENERAL AND ADMINISTRATIVE EXPENSE increased by 40.3% to $9.4 million in 1998, up from $6.7 million in 1997 and $6.3 million in 1996. The increase in 1998 was largely the result of $1.0 million of costs related to The Irvine Company's acquisition offer, increased salary expenses due to a new chief executive officer, $453,000 of project abandonment expenses and increased staff levels necessitated by the Company's growth. The increase in 1997 was largely the result of increased staff levels necessitated by the Company's growth.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that cash provided by operations will be adequate to meet both operating requirements and payment of distributions by the Company in accordance with REIT requirements in both the short and long term.

     LIQUIDITY: The Company expects to meet its short-term and long-term liquidity requirements, such as construction costs, scheduled debt maturities and potential future property acquisitions, through the issuance or refinancing of long-term debt, borrowings from financial institutions, or the issuance of additional equity securities of the Company, partnership units by the Operating Partnership or preferred securities by the Trust. The Operating Partnership has a $250 million unsecured revolving credit facility that was amended in July 1998. The amended credit facility currently bears interest at LIBOR plus 0.65% or prime and matures in June 2001. The interest rates under the credit facility are adjusted up or down based on the credit ratings on the Operating Partnership's senior unsecured long-term indebtedness. In January 1998, all outstanding borrowings under the credit facility were repaid from the proceeds of the offering by the Trust of its 8 1/4% Series A Preferred Securities. In 1998, the Company entered into letters of credit under the credit facility totaling $29.1 million related to land and building purchases (see "Capital Investments in New Development"). The letters of credit reduced the remaining amount available under the line of credit. Availability under the credit facility was $220.9 million at December 31, 1998.

     SHELF REGISTRATION STATEMENTS: On May 14, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of common stock, preferred stock, and warrants to purchase common stock and preferred stock. The Company plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Availability under the Company's shelf registration statement was $350 million at December 31, 1998. Concurrently, the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. The Operating Partnership plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. On October 1, 1997, the Operating Partnership issued $100 million aggregate principal amount of 7% senior unsecured notes pursuant to its shelf registration statement. Availability under the Operating Partnership's shelf registration statement was $250 million at December 31, 1998. The Operating Partnership, pursuant to a Prospectus Supplement dated April 9, 1998, may issue from time to time up to $250 million aggregate initial offering price of its Medium-Term Notes, Series A due nine months or more from the date of issue. Issuances of medium-term notes will reduce availability under the Operating Partnership's shelf registration statement by the amount of medium-term notes issued. Similarly, issuances of other debt securities under the Operating Partnership's shelf registration statement will reduce the amount of medium-term notes that may be issued. As of December 31, 1998, there have been no issuances of medium-term notes.

     IAC CAPITAL TRUST: The Trust was formed on October 31, 1997. The Trust is a limited purpose financing vehicle established by the Company and the Operating Partnership. The Trust exists for the sole purpose of issuing its preferred securities and investing the proceeds thereof in preferred limited partner units of the Operating Partnership. In January 1998, the Trust issued 6.0 million of its 8 1/4% Series A Preferred Securities. The proceeds of $150 million were used to purchase an equivalent amount of 8 1/4% Series A Preferred Limited Partner Units in the Operating Partnership. The Operating Partnership used the $150 million of proceeds, net of costs and expenses, all of which were paid by the Operating Partnership, to repay outstanding borrowings under the credit facility and to fund development and an acquisition.

     DEBT: The Company's conventional and tax-exempt debt bears interest at fixed interest rates. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of the Company's December 1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity that range from 2000 to 2008. The weighted average effective interest rate on the Company's debt, including the non-cash charges of amortization of deferred financing costs, was 6.03% at December 31, 1998. In June 1998, the Company completed a $334 million offering of unsecured tax-exempt debt at an average interest rate of 4.93% in three tranches ranging from 10 to 15 years. Proceeds from the offering were used to repay the Company's existing tax-exempt mortgage debt and to pay a portion of the costs associated with prepayment penalties and the unwinding of certain swap agreements.

DEBT STRUCTURE

                                                              BALANCE AT       WEIGHTED
                                                             DECEMBER 31,       AVERAGE
                                                                 1998        INTEREST RATE
                                                             ------------    -------------
                                                                 (DOLLARS IN MILLIONS)
Fixed rate debt
  Conventional mortgage financings.........................     $129.5           7.12%
  Mortgage notes payable to The Irvine Company.............       49.5           5.75%
  Tax-exempt assessment district debt......................        5.3           6.29%
  Unsecured tax-exempt bond financings.....................      334.2           4.93%
  Unsecured notes payable..................................       99.3           7.10%
  Unsecured term loan......................................      100.0           6.11%
                                                                ------           ----
          Total fixed rate debt............................      717.8           5.86%
                                                                ------           ----
Variable rate debt
  Tax-exempt mortgage bond financings......................       18.0           4.29%
  Tax-exempt assessment district debt......................       16.0           3.51%
                                                                ------           ----
          Total variable rate debt.........................       34.0           3.92%
                                                                ------           ----
          Total debt.......................................     $751.8           5.77%
                                                                ======           ====

     OPERATING ACTIVITIES: Cash provided by operating activities was $83.8 million, $94.7 million and $73.0 million for 1998, 1997 and 1996, respectively. Cash provided by operating activities decreased in 1998 compared to 1997 due to an extraordinary item related to debt extinguishment, partially offset by higher revenues from newly developed and acquired apartment units, as well as an increase in revenues within the Company's stabilized portfolio achieved through higher rental rates.

     INVESTING ACTIVITIES: Cash used in investing activities was $231.7 million, $249.6 million and $66.6 million in 1998, 1997 and 1996, respectively. Changes in the amount of cash used in investing activities in each year reflect changing levels of real estate development and acquisitions in 1998 and 1997. Real estate development and acquisitions are typically funded by the line of credit until long-term financing is obtained (see "Financing Activities and Capital Expenditures").

     FINANCING ACTIVITIES: Cash provided by (used in) financing activities was $148.2 million, $156.3 million, and $(7.6) million in 1998, 1997 and 1996, respectively. The Operating Partnership received net proceeds of $192.7 million from the sale of preferred limited partner units in January and November of 1998, a portion of which was used to pay down the Operating Partnership's line of credit. Additionally, the Operating Partnership received a $100 million unsecured term loan with which it paid down the Operating Partnership's line of credit. The Company and the Operating Partnership received $66 million from the issuance of common stock and partnership units in 1997. These proceeds were used to pay down borrowings under the line of credit. In June 1997, $118 million was borrowed under the line of credit to fund the acquisition of The Villas of Renaissance. In October 1997, the Operating Partnership received net proceeds of $97.9 million from the issuance of the 7% Notes. These proceeds were used to repay outstanding borrowings under the line of credit. Additionally, the Company paid $80.7 million in distributions to common shareholders, common limited partners and minority redeemable preferred interests holders in 1998 compared to $64.1 million in 1997 and

$56.1 million in 1996. Among the factors affecting cash in 1996, the Company received $60.0 million from the sale of common stock and partnership units. These proceeds were used to repay borrowings under the line of credit.

CAPITAL EXPENDITURES

     Capital expenditures consist of capital improvements and investments in real estate assets. Capital improvements to operating real estate assets totaled $5.9 million, $5.0 million and $4.8 million in 1998, 1997 and 1996, respectively. Capital investments in real estate assets totaled $226 million, $245 million and $62 million in 1998, 1997 and 1996, respectively, and consisted of capital investments in new developments, nonrecurring capital replacements, acquisitions of apartment communities and land purchases.

     RECURRING CAPITAL IMPROVEMENTS WITHIN ALL STABILIZED COMMUNITIES. The following table details expenditures for recurring capital improvements for all communities for 1998.

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1998
                                                              -----------------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
Carpet replacements.........................................       $1,997
Exterior building enhancements, siding and stucco...........        1,050
Upgrades, renovations and major building items..............          307
Appliances, water heaters and air conditioning..............          278
Roofing, concrete and pavement..............................        1,172
Equipment and other.........................................        1,079
                                                                   ------
          Total.............................................       $5,883
                                                                   ======

     RECURRING CAPITAL IMPROVEMENTS WITHIN COMMUNITIES STABILIZED BEFORE
1997. Expenditures for recurring capital improvements within communities stabilized before 1997 totaled $5.7 million, $5.0 million and $4.8 million in 1998, 1997 and 1996, respectively. Average recurring capital improvements per unit were $418, $372 and $353 in 1998, 1997 and 1996, respectively. The Company has a policy of capitalizing expenditures related to new assets, acquisitions, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset's useful life. Expenditures for recurring capital improvements in 1999 are expected to be similar to 1998 levels.

     RECURRING CAPITAL IMPROVEMENTS WITHIN COMMUNITIES STABILIZED IN OR AFTER 1997. Expenditures for recurring capital improvements within communities stabilized in or after 1997 totaled $0.2 million.

     NONRECURRING CAPITAL REPLACEMENTS: Nonrecurring capital replacements consist of special programs to upgrade and enhance a community to achieve higher rental rates. Expenditures for nonrecurring capital replacements totaled $6.8 million in 1998. These expenditures were made at two properties, Promontory Point and The Villas of Renaissance. Expenditures for nonrecurring capital replacements are expected to be approximately $9 million in 1999.

     CAPITAL INVESTMENTS IN NEW DEVELOPMENT: The major cash requirements in 1999 are expected to be for the construction of new apartment communities and possible acquisitions of apartment communities. Currently, the Company has nine apartment communities under development or construction that will require total expenditures of approximately $570 million, of which $212 million had been incurred at December 31, 1998. Funding for these developments is expected to come from the Operating Partnership's $250 million unsecured revolving credit facility (of which $220.9 million was available as of December 31, 1998), debt offerings of the Operating Partnership and preferred securities offerings of the Trust. In addition, the Company may issue other equity securities as discussed in the Liquidity section.

  CONSTRUCTION INFORMATION

                                                                                                TOTAL
                                                                             COMMENCEMENT     ESTIMATED
                                                            COMMENCEMENT      OF LEASING        COSTS
       APARTMENT COMMUNITY            LOCATION     UNITS   OF CONSTRUCTION     ACTIVITY     (IN MILLIONS)
       -------------------          ------------   -----   ---------------   ------------   -------------
On Irvine Ranch:
  Sonoma at Oak Creek.............        Irvine     196        11/97            8/98           $ 25
  Brittany at Oak Creek...........        Irvine     393        12/97            1/99             45
  Bellagio (Park Place)...........        Irvine   1,226         9/98                            219
                                                   -----                                        ----
                                                   1,815                                         289
                                                   -----                                        ----
Off Irvine Ranch:
  Arcadia at Stonecrest...........     San Diego     336         4/98            2/99             42
  The Colony at Aventine..........      La Jolla     232         5/98                             44
  The Villas at Bair Island
     Marina.......................  Redwood City     155         6/98                             40
  1221 Ocean Avenue...............  Santa Monica     119         8/98                             75
  Lonestar........................  Redwood City     206        11/98                             39
  Olson Ranch.....................     Sunnyvale     298        11/98                             41
                                                   -----                                        ----
                                                   1,346                                         281
                                                   -----                                        ----
          Total...................                 3,161                                        $570
                                                   =====                                        ====

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

YEAR 2000

     GENERAL: As is the case with many computer and microprocessor-based systems, certain of the Company's systems use two digit date fields which recognize dates using the assumption that the first two digits are "19" (i.e., the number "98" is recognized as the year "1998"). Because of the nature of its operations, the Company does not believe that its business, results of operations or financial condition will be materially adversely affected by a failure of these systems. Nonetheless, the Company has initiated a plan to assess (and remediate, as necessary) its computer and microprocessor-based systems.

     STATE OF YEAR 2000 READINESS: The Company's Year 2000 project is divided into four general exposure types -- infrastructure, applications software, third-party suppliers and customers ("third parties"), and process control and instrumentation ("PC&I"). The general resolution phases common to all sections are: (1) compiling potential Year 2000-sensitive items; (2) assigning priorities to identified items; (3) assessing the Year 2000 compliance of items determined to be material to the Company; (4) repairing or replacing material items that are determined not to be Year 2000 compliant; and (5) testing material items.

     The completion percentages of the general resolution phases are based on the level of effort expended to date versus the level of effort estimated to be necessary to complete the task.

     The infrastructure and applications software sections consist of hardware and systems software. As of December 31, 1998, all infrastructure has been repaired or replaced and is believed to be Year 2000 compliant. As of December 31, 1998, approximately 90% of the Company's applications software had been confirmed to be Year 2000 compliant. The Company expects to complete the remaining assessment and repair or replacement, including testing, during the second quarter of 1999.

     The third parties section consists of identifying and prioritizing critical suppliers and communicating with them about their plans and progress in addressing the Year 2000 issue. The state of readiness of the Company's third parties is based primarily on representations from such parties. The Company has queried 100% of its significant suppliers and subcontractors that do not share information systems with the Company. Follow-up inquiries are scheduled through the remainder of 1999, at which time the Company will implement contingency plans or other alternatives, as necessary, depending on the third parties' Year 2000 readiness. To date, the Company is not aware of any third parties with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that third parties will be Year 2000 ready.

     Plans detailing the tasks and resources required for the PC&I section are in place. This section includes the hardware, software and associated embedded computer chips that are used in the operation of all facilities operated by the Company. PC&I equipment includes security systems, lighting systems, HVAC systems and sprinkler systems. As of December 31, 1998, the Company had assessed the Year 2000 readiness in approximately 90% of its PC&I systems. The Company believes that the repair or replacement and testing of PC&I equipment is approximately 25% complete. The Company expects to complete the repair or replacement of its PC&I systems by the second quarter of 1999, with all testing scheduled to be completed by year-end 1999.

     COSTS: The Company has incurred less than $50,000 in connection with its Year 2000 remediation efforts. The Company estimates its future costs related to its Year 2000 remediation efforts to be less than $50,000. Overall, the Company does not expect its Year 2000 expenditures to be material to the Company's business, results of operations or financial condition.

     RISK AND CONTINGENCY PLANNING: Management of the Company believes it has a program in place to adequately resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary resolution phases of the Year 2000 project. Although there can be no assurance, the Company does not believe that a Year 2000 failure of any of its internal software or hardware systems would have a material adverse effect on its business, results of operations or financial condition. A Year 2000 failure by an important third party could materially disrupt the Company's operations. For example, a Year 2000 failure by one or more of the financial institutions or utility companies with which the Company does business could cause the Company to lose access to its funds or could restrict the Company's ability to borrow or operate a property. A Year 2000 failure by a trustee or transfer agent or by The Depository Trust Company could restrict the Company's ability to pay interest on its bonds or to pay dividends or distributions on its equity securities. The Company currently has no contingency plans in place in the event it does not complete all resolution phases of the Year 2000 project. The Company plans to periodically evaluate the status of completion and determine whether such a plan is necessary.

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

FUNDS FROM OPERATIONS

     The Company generally considers funds from operations ("FFO") a useful measure of performance for an equity REIT. The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Other REITs may not use this definition of FFO. FFO should be considered in conjunction with net income as presented in the Company's Consolidated Financial Statements and Notes thereto. FFO should not be considered an alternative to net income as an indication of the Company's performance and is not indicative of cash available to fund all cash flow needs. FFO does not represent cash flows from operating, investing, or financing activities as defined by generally accepted accounting principles.

  CALCULATION OF FFO

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1998      1997      1996
                                                              --------   -------   -------
                                                               (IN THOUSANDS, UNAUDITED)
Net income..................................................  $  8,356   $26,404   $18,746
Add:
  Depreciation and amortization.............................    33,204    29,052    27,087
  Extraordinary item related to debt extinguishment.........    42,451
  One-time charge related to transition of Irvine Apartment
     Management Company.....................................       345
  Loss on settlement of unused treasury locks...............     7,763
  Costs associated with The Irvine Company acquisition
     offer..................................................     1,023
  Minority interest in income...............................    10,425    32,179    22,446
                                                              --------   -------   -------
Funds from operations.......................................  $103,567   $87,635   $68,279
                                                              ========   =======   =======

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's current and future debt obligations. The Company's philosophy is to maintain a fairly low tolerance to interest rate fluctuation risk. The Company is still vulnerable, however, to significant fluctuations of interest rates on its floating rate debt, repricing on its fixed rate debt at various points in the future and future debt.

     The following table provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For the interest rate swap, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.

                           INTEREST RATE SENSITIVITY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
                 AVERAGE INTEREST (SWAP) RATE/CAP STRIKE PRICE

                                                                                          THERE-                  FAIR VALUE
                                        1999        2000      2001     2002     2003      AFTER        TOTAL       12/31/98
                                     -----------   -------   ------   ------   -------   --------   -----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
LIABILITIES
Tax-exempt mortgage bond
  financings.......................                                                      $ 18,000    $ 18,000      $ 18,000
  Average interest rate(1).........
Conventional mortgage financings...   $  2,958     $36,754   $2,773   $3,000   $13,928     70,126     129,539       135,938
  Average interest rate............       7.06%       8.20%    7.08%    7.16%     7.63%      8.48%
Mortgage notes payable to The
  Irvine Company...................        931         986    1,044    1,106     1,171     44,279      49,517        43,432
  Average interest rate............       5.75%       5.75%    5.75%    5.75%     5.75%      5.75%
Tax-exempt assessment district
  debt.............................        326         522      583      642       668     18,551      21,292        21,292
  Average interest rate(2).........
Unsecured tax-exempt bond
  financings.......................                                                       334,190     334,190       339,886
  Average interest rate............                                                          5.23%
Unsecured term loan................    100,000                                                        100,000       100,000
  Average interest rate............  LIBOR+1.50%
Unsecured notes payable............                                                        99,280      99,280        89,096
  Average interest rate............                                                          7.10%
INTEREST RATES DERIVATIVE FINANCIAL
  INSTRUMENTS RELATED TO DEBT
Interest rate swap.................
  Pay fixed/receive variable.......    100,000                                                        100,000         2,762
  Average pay rate.................       4.88%
  Average receive rate.............  LIBOR+1.50%

---------------

(1) The average interest rate is a weekly remarketed tax-exempt base rate. The weighted average interest rate as of December 31, 1998 was 4.29%.

(2) $5,268 of debt is fixed at 6.29% and $16,024 is variable at the daily remarketed tax-exempt base rate. The weighted average variable interest rate was 3.51% as of December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and related reports of independent auditors listed in the accompanying index are filed as part of this report. See "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

BOARD OF DIRECTORS OF IRVINE APARTMENT COMMUNITIES, INC.

     The following sets forth certain information regarding the Board of Directors of the Company as of February 16, 1999:

     DONALD BREN, 66. Mr. Bren has been Chairman of the Board of the Company since its formation. He was President and Chief Executive Officer of the Company from February 1997 to July 1997. Mr. Bren has been Chairman of the Board of The Irvine Company since 1983. Mr. Bren is a member of the Board of Overseers of the University of California, Irvine, and is a member of the Board of Trustees of the California Institute of Technology, the Los Angeles County Museum of Art and the Orange County Museum of Art.

     ANTHONY M. FRANK, 67. Mr. Frank has been a Director of the Company since December 1993. Mr. Frank has been Chairman of Acrogen, Inc. and Director/Consultant of Transamerica HomeFirst, Inc. since 1992. Prior to this, Mr. Frank served as Postmaster General of the United States from March 1988 to March 1992. From August 1971 through February 1988, Mr. Frank was Chairman and Chief Executive Officer of First Nationwide Bank. He has also served as Chairman of the Federal Home Loan Bank of San Francisco and Chairman of the California Housing Finance Agency, and was the first Chairman of the Federal Home Loan Mortgage Corporation Advisory Board. Mr. Frank is a director of Temple-Inland, Inc., Bedford Property Investors, Inc., General American Investors Company, Inc., Crescent Real Estate Equities, Charles Schwab, Inc. and Financial Security Assurance, Inc.

     JOHN F. GRUNDHOFER, 60. Mr. Grundhofer has been a Director of the Company since December 1993. Mr. Grundhofer is Chairman, President and Chief Executive Officer of U.S. Bancorp, Minneapolis, Minnesota. He has served as President and Chief Executive Officer since joining U.S. Bancorp (then known as First Bank System, Inc.) on January 31, 1990. Upon joining U.S. Bancorp until the merger of the former U.S. Bancorp of Portland, Oregon with First Bank System in August 1997, he also served as Chairman of the Board. Mr. Grundhofer reassumed the position of Chairman on January 1, 1999. From 1986 to 1990, Mr. Grundhofer served as Vice Chairman and Senior Executive Officer for Southern California with Wells Fargo Bank, N.A. Prior to joining Wells Fargo Bank in 1978, Mr. Grundhofer spent 18 years with Union Bank in California. In addition to serving as Chairman, President and Chief Executive Officer of U.S. Bancorp, Mr. Grundhofer is also a Director of Minnesota Life Insurance Company and of Donaldson Company, Inc. Mr. Grundhofer is a Director of the Horatio Alger Association, an Advisory Director of the Metropolitan Economic Development Association, and a member of Minnesota Meeting, the Bankers Roundtable, the CEO Board of the School of Business Administration at the University of Southern California and the Board of Trustees of Loyola Marymount University.

     BOWEN H. MCCOY, 61. Mr. McCoy has been a Director of the Company since December 1993. Mr. McCoy has been a real estate and business counselor with Buzz McCoy Associates, Inc. since 1990. Prior to this, Mr. McCoy had a 28-year career with Morgan Stanley & Co. Incorporated, and was President and Chairman of Morgan Stanley Realty, Inc. Mr. McCoy is a Trustee of the Urban Land Institute and The Hoover Institution. He is also President of The Real Estate Counselors and President of the Urban Land Foundation. He has served as Chairman of the Advisory Board for the Stanford University Center for Economic Policy Research, Chairman of the Los Angeles American Red Cross and Trustee of the Pacific School of Religion.

     WILLIAM H. MCFARLAND, 58. Mr. McFarland has been a Director of the Company since December 1996. Mr. McFarland joined the Company as President and Chief Executive Officer in July 1997. From 1984 to 1997, Mr. McFarland was Executive Vice President, Land and Residential Development of The Irvine Company and was responsible for the operations and development activities of the Company's predecessor prior to the Company's formation in 1993. Prior to joining The Irvine Company in 1984, Mr. McFarland served as President and Chief Executive Officer of the Bren Company. Prior to working for the Bren Company, he also served as General Manager of Kaiser Aetna's Ponderosa Homes North Bay Division and as

President of the McCarthy Company. Mr. McFarland served three years as an officer in the U.S. Marine Corps. He was elected to the California Building Industry Foundation Hall of Fame in 1996.

     MICHAEL D. MCKEE, 53. Mr. McKee has been a Director of the Company since January 1995. Mr. McKee has been Executive Vice President, Chief Financial Officer and Secretary of The Irvine Company since January 1997 and was Executive Vice President, Chief Legal Officer and Secretary of The Irvine Company from April 1994 to December 1996. Prior to joining The Irvine Company, Mr. McKee was the managing partner of the Orange County office of Latham & Watkins, an international law firm with which he was associated since 1979. Mr. McKee is a member of the Board of Directors of Circus Circus Enterprises, Inc., Health Care Property Investors, Inc. and Realty Income Corporation.

     JACK W. PELTASON, 75. Mr. Peltason has been a Director of the Company since December 1993. Mr. Peltason was President of the University of California from 1992 until his retirement in 1995. From 1984 to 1992, Mr. Peltason served as Chancellor for the University of California, Irvine. He is a Professor of Political Science at the University of California, Irvine and a Fellow of the American Academy of Arts and Sciences. Mr. Peltason has served as President of the Donald L. Bren Foundation (a California non-profit public benefit corporation foundation affiliated with Mr. Bren) since September 1997, and was a consultant to Mr. Bren with respect to charitable giving and the formation of the Donald L. Bren Foundation from October 1995 through December 1997. Mr. Peltason is a director of AST Research, Inc. and Infotech, Inc.

     JOHN F. SEYMOUR, JR., 61. Senator Seymour has been a Director of the Company since December 1993. Senator Seymour has been the Chief Executive Officer of Southern California Housing Development Corporation since January 1995. Previously he served as Executive Director of the California Housing Finance Agency from December 1992 through December 1994. Prior to that, Senator Seymour served as a United States Senator for the State of California from January 1991 to December 1992. From April 1982 to January 1991, Senator Seymour served as a State Senator in the California state legislature. Senator Seymour also served as a member of the Policy Advisory Board for the Center for Real Estate and Urban Economics, University of California, Berkeley and the National Association of Home Builders Mortgage Roundtable and as a Director of the National Council of State Housing Agencies. Senator Seymour is a director of Inco Homes Corporation and Countrywide Investment Trust.

     RAYMOND L. WATSON, 72. Mr. Watson rejoined the Company as a Director in July 1997. Mr. Watson previously served as a Director of the Company from its formation in 1993 until January 1995. Mr. Watson has been Vice Chairman of the Board of The Irvine Company since 1986. From 1973 to 1977, Mr. Watson was President and Chief Executive Officer of The Irvine Company and he has been a member of the Executive Committee of the Board of Directors of The Irvine Company since 1983. Mr. Watson is a member of the Board of Directors of Pacific Life Insurance Company, Mitchell Energy and Development Company and The Walt Disney Company, where he is also Chairman of the Executive Committee.

EXECUTIVE OFFICERS OF IRVINE APARTMENT COMMUNITIES, INC.

     The following sets forth certain information regarding the executive officers of the Company as of February 16, 1999 and other positions held by them over the last five years:

                                                                                    YEARS
         NAME           AGE         PRESENT AND PRIOR POSITIONS HELD(1)        POSITIONS HELD
         ----           ---         -----------------------------------        --------------
William H.              58
  McFarland...........        President and Chief Executive Officer            1997 - Present
                              Executive Vice President, Land and Residential
                                Development,
                                The Irvine Company                             1984 - 1997
William W. Thompson...  53    Executive Vice President, President, California
                                Division                                       1998 - Present
                              Senior Vice President, President, California
                                Division                                       1997 - 1998
                              President, Thompson Residential                  1996 - 1997
                              Partner, Trammell Crow Residential, Northern
                                California                                     1984 - 1995
Richard E.              39    Senior Vice President, President, Irvine Ranch
  Lamprecht...........          Division                                       1997 - Present
                              Vice President, Development                      1993 - 1997
Bruce N. Dorfman......  38    Senior Vice President, Development, California
                                Division                                       1998 - Present
                              Vice President, Development, California
                                Division                                       1997 - 1998
                              Vice President, Development, Thompson
                                Residential                                    1996 - 1997
                              Vice President, Finance, Trammell Crow
                                Residential,
                                Northern California                            1992 - 1995
Rudy A. Svrcek........  46    Senior Vice President, Corporate Marketing       1998 - Present
                              Senior Vice President, Land and Residential
                                Development,
                                The Irvine Company                             1990 - 1998
Scott A. Reinert......  40    President, Irvine Apartment Management Company   1998 - Present
                              Vice President, Operations                       1994 - 1998
                              Chief Operating Officer, Southeast, GFS
                                Northstar                                      1990 - 1994
Shawn Howie...........  43    Interim Chief Financial Officer and Secretary    1999 - Present
                              Vice President, Corporate Finance and
                                Controller                                     1997 - 1999
                              Vice President and Controller                    1993 - 1997

---------------
(1) Unless indicated, the position held is with the Company. The Irvine Company is an affiliate of the Company.

ITEM 11. EXECUTIVE COMPENSATION

IRVINE APARTMENT COMMUNITIES, INC.

     Set forth below are tables prescribed by Item 402 of Regulation S-K which represent compensation information for the Company's chief executive officer, and the four other most highly compensated executive officers who were serving as executive officers at the end of 1998 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                              ANNUAL                      LONG-TERM
                                          COMPENSATION(1)            COMPENSATION AWARDS
                                       ---------------------    ------------------------------
                                                                   RESTRICTED                      ALL OTHER
                                                                     STOCK                        COMPENSATION
                                       SALARY(2)    BONUS(3)       AWARDS(4)        OPTIONS(5)        (6)
 NAME AND PRINCIPAL POSITION   YEAR       ($)         ($)             ($)              (#)            ($)
 ---------------------------   ----    ---------    --------    ----------------    ----------    ------------
William H. McFarland.........  1998    $400,000     $400,000        $881,719              --        $ 8,800
President and Chief Executive  1997    $177,436     $190,000        $811,250         100,000        $    --
Officer and Director
William W. Thompson..........  1998    $242,500     $212,000        $     --          10,000        $ 6,478
Executive Vice President,      1997    $195,046     $120,000        $671,875          35,000        $    --
President, California
Division
James E. Mead................  1998    $250,000     $165,000        $632,500          38,000        $ 8,800
Former Senior Vice President,  1997    $220,000     $165,000        $134,375          25,000        $ 8,800
Chief Financial Officer and    1996    $200,000     $145,000        $     --              --        $ 8,250
Secretary
Richard E. Lamprecht.........  1998    $200,000     $170,000        $128,250          10,000        $ 8,800
Senior Vice President,         1997    $179,722     $200,000        $266,250          30,000        $10,341
President, Irvine Ranch
Division                       1996    $135,000     $ 55,000        $     --              --        $ 6,300
Bruce N. Dorfman.............  1998    $170,000     $130,000        $     --          20,000        $ 7,219
Senior Vice President,         1997    $119,687     $ 65,000        $268,750          10,000        $    --
Development, California
Division

---------------
(1) The officers listed in this table receive certain personal benefits; however, such benefits do not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus for any period reported.

(2) The start dates for Messrs. McFarland, Thompson and Dorfman were July 15, 1997, February 4, 1997 and February 4, 1997, respectively.

(3) The bonuses for each year were paid in February or March of the following year.

(4) 1998 amounts represent 27,500, 20,000 and 4,000 restricted stock award units granted to Messrs. McFarland, Mead and Lamprecht, respectively, as of February 2, 1998. 1997 amounts represent 27,500, 25,000, 5,000, 10,000 and
    10,000 restricted stock unit awards, granted to Messrs. McFarland, Thompson, Mead, Lamprecht and Dorfman, respectively, as of July 15, 1997, February 4, 1997, February 4, 1997, April 25, 1997 and February 4, 1997, respectively. The Company did not grant any restricted stock unit awards to the Named Executive Officers in 1996. Except as disclosed below with respect to awards granted to Mr. McFarland, all of the foregoing awards vest as described below based on the achievement of certain funds available for distribution ("FAD") targets established by the Compensation Committee. Dividend equivalents are paid on all of the foregoing awards outstanding during the vesting period. None of the restricted stock unit awards or performance audit unit awards are available for vesting in the year in which the award was granted. Performance and restricted stock unit awards not earned in any year in which they are available for vesting may be earned in a subsequent year. 20% of a person's award may be earned as of December 31 in each of the three years following the year the award was granted and 40% of such person's award may be earned as of December 31 in the fourth year following the year of grant, in each case upon the achievement of established FAD targets, except that Mr. McFarland's award vests automatically on December 31 of each year without regard to achievement of FAD or other performance targets. In addition, (i) Mr. McFarland's 1998 restricted stock unit award vests 20% on each of December 31, 1999 and 2000 and 60% on December 31, 2001 and (ii) in the event of termination other than for cause, all of Mr. McFarland's restricted stock unit awards vest immediately. As of December 31, 1998 (giving effect to awards earned with respect to 1998 and paid in February 1999), the number of shares outstanding in respect of unvested restricted stock or performance unit awards was 49,500, 20,000, 34,000, 16,000 and 8,000 for Messrs. McFarland, Thompson, Mead, Lamprecht and Dorfman, respectively. The value of such unvested awards as of December 31, 1998 was $1,577,813, $637,500, $1,083,750, $510,000 and $255,000,
    respectively.

(5) Reflects options granted pursuant to the 1993 Long-Term Stock Incentive Plan or the 1996 Long-Term Stock Incentive Plan.

(6) These amounts represent the Company's aggregate contributions to the Company's 401(k) savings plan.

                             OPTION GRANTS IN 1998

                                  INDIVIDUAL GRANTS(1)
                           -----------------------------------
                                           % OF
                                           TOTAL                                        POTENTIAL REALIZABLE
                                          OPTIONS                                     VALUE AT ASSUMED ANNUAL
                           NUMBER OF      GRANTED                                       RATES OF STOCK PRICE
                           SECURITIES       TO                                        APPRECIATION FOR OPTION
                           UNDERLYING       ALL       EXERCISE                                  TERM
                            OPTIONS      EMPLOYEES     PRICE                          ------------------------
          NAME              GRANTED       IN 1998      ($/SH)     EXPIRATION DATE     5%($)(2)      10%($)(2)
          ----             ----------    ---------    --------    ----------------    ---------    -----------
William H. McFarland.....        --          --             --                  --          --             --
Willam W. Thompson.......    10,000         4.1%      $31.3125       April 1, 2008    $196,923     $  499,041
James E. Mead............    38,000        15.8%      $31.6250    February 2, 2008    $755,774     $1,915,280
Richard E. Lamprecht.....    10,000         4.1%      $32.0625    February 2, 2008    $201,639     $  510,994
Bruce N. Dorfman.........    10,000         8.3%      $32.0625    February 2, 2008    $201,639     $  510,994
                             10,000                   $31.3125       April 1, 2008    $196,923     $  499,041

---------------
(1) One third of each grantee's options become exercisable on the first anniversary of the grant, with another one third becoming exercisable on each of the second and third anniversaries. The options may be exercised at any time prior to the tenth anniversary of the grant, unless the grantee's employment with the Company is sooner terminated, in which case unexercisable options are forfeited, and the grantee shall have a specified period in which to exercise any options which had previously become exercisable.

(2) The dollar amounts under these columns are the result of calculations at the 5% and 10% rate of increase from the grant date set by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the Company's stock price.

                          OPTION EXERCISES IN 1998 AND
                        DECEMBER 31, 1998 OPTION VALUES

                                SHARES                    NUMBER OF SECURITIES
                               ACQUIRED                        UNDERLYING              VALUE OF UNEXERCISED
                                  ON          VALUE        UNEXERCISED OPTIONS         IN-THE-MONEY OPTIONS
            NAME               EXERCISE      REALIZED    AT DECEMBER 31, 1998(#)    AT DECEMBER 31, 1998($)(1)
            ----              -----------    --------    -----------------------    --------------------------
William H. McFarland........        --             --    Exercisable      33,333             $ 79,166
                                                         Unexercisable    66,667             $158,334
William W. Thompson.........        --             --    Exercisable      11,667             $ 58,335
                                                         Unexercisable    33,333             $122,290
James E. Mead...............    11,000       $113,775    Exercisable      21,666             $251,660
                                                         Unexercisable    54,667             $ 92,835
Richard E. Lamprecht........    21,500       $308,438    Exercisable      38,500             $481,979
                                                         Unexercisable    30,000             $103,333
Bruce N. Dorfman............        --             --    Exercisable       3,333             $ 16,665
                                                         Unexercisable    26,667             $ 38,960

---------------
(1) Represents the difference between the closing price of the Company's Common Stock on the NYSE on December 31, 1998 of $31.875 per share and the exercise price of the options, but not less than zero.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. McCoy and Seymour served on the Compensation Committee during 1998. No Compensation Committee interlocks or insider participation existed in 1998.

COMPENSATION OF DIRECTORS

     The Company pays its Directors who are neither officers of the Company nor officers or directors of The Irvine Company ("Outside Directors") fees for their services as directors. Directors receive annual compensation of $30,000 plus a fee of $1,500 for attendance (in person or by telephone) at each meeting of the Board of Directors, plus a fee of $750 for attendance (in person or by telephone) at each meeting of a committee of the Board of Directors, whether or not such committee meeting occurs on the same day as a meeting of the Board of Directors, plus annual compensation of $3,000 for acting as chairperson of a standing committee of the Board of Directors. Outside Directors will be able to defer their annual retainer fee in accordance with the Company's 1998 Deferred Compensation Plan for Outside Directors. The Company also has established the 1993 Stock Option Plan for Directors, as amended, pursuant to which each Eligible Director, as defined below, is (1) awarded an option to purchase 5,000 shares of the Company's Common Stock upon initial appointment or election to the Board and (2) awarded an option to purchase 2,500 shares of the Company's Common Stock at each subsequent annual meeting, except for Eligible Directors as defined in the 1993 Stock Option Plan for Directors first elected to the Board within the twelve months immediately preceding and including such meeting. The exercise price of any such option is equal to the fair market value of the Common Stock on the date of grant. Such options are exercisable at all times during the period beginning on the date of grant and ending on the earlier of
(i) the tenth anniversary of the date of grant or (ii) the first anniversary of the date on which the optionee ceases to be an Eligible Director. For purposes of the Plan, "Eligible Director" means any Director who: (i) is not an employee of the Company or any of its subsidiaries or affiliates, (ii) is unaffiliated with The Irvine Company and Mr. Bren and has not been employed by The Irvine Company within the preceding five years and (iii) has not received a stock award within the preceding year under an employee stock plan of the Company.

     In addition to the Company's normal fees for attendance at meetings and reimbursement of expenses, Messrs. Grundhofer and Seymour will each receive $20,000 for their service as members of the special committee evaluating the merger proposal by TIC Acquisition LLC through March 31, 1999 and Messrs. Frank and McCoy will each receive $50,000 for their service as Co-Chairmen of the special committee through March 31, 1999.

CERTAIN RIGHTS OF THE IRVINE COMPANY WITH RESPECT TO THE BOARD OF DIRECTORS

     Pursuant to the Miscellaneous Rights Agreement, The Irvine Company, its shareholders and affiliates and Mr. Bren and his affiliates (the "Irvine Persons") have the right, and will continue to have the right so long as the Irvine Persons beneficially own at least 20% of the outstanding Common Stock (including for this purpose Common Stock issuable upon exchange of common limited partner interests ("Common L.P. Units") in the Operating Partnership), to nominate three persons (each, an "Irvine Company Board Representative") for election to the Board of Directors of the Company. In the event this ownership falls below 20% but is at least 15%, the Irvine Persons will have the right to nominate two persons for election to the Board of Directors; and if this ownership falls below 15% but is at least 10%, the Irvine Persons will have the right to nominate one person for election to the Board of Directors. In connection with the foregoing, the Irvine Company is authorized to act for the Irvine Persons. The three current Directors nominated by the Irvine Persons are Messrs. Bren, McKee and Watson.

     Two provisions of the Company's Articles of Incorporation give The Irvine Company additional rights with respect to the Company's Board of Directors:

     First, the Company's Articles of Incorporation provide that a majority of the entire Board of Directors of the Company including at least one Irvine Company Board Representative shall constitute a quorum for Board of Directors action at any meeting.

     Second, the Company's Articles of Incorporation provide that approval of the Required Directors is required to approve (i) a change of control (as defined therein) of the Company or the Operating Partnership; (ii) any amendment to the Company's Articles of Incorporation or Company Bylaws or the partnership agreement of the Operating Partnership (the "Partnership Agreement"); (iii) any waiver or modification of the ownership limit provisions of the Company's Articles of Incorporation; (iv) any merger, consolidation, statutory share exchange or sale of all or substantially all of the assets of the Company or the Operating Partnership; (v) subject to certain exceptions, the issuance of equity securities of the Company; (vi) the Company taking title to assets or to conduct business other than through the Operating Partnership, or for the Company or the Operating Partnership to engage in another line of business; (vii) the Company or the Operating Partnership making a general assignment for the benefit of creditors or instituting (or consent to the institution of) proceedings in bankruptcy or for the liquidation, dissolution, reorganization or winding-up of the Company or the Operating Partnership; and (viii) termination of the Company's status as a real estate investment trust for federal income tax purposes.

EMPLOYMENT AND TERMINATION OF EMPLOYMENT AGREEMENTS

     William H. McFarland was appointed Chief Executive Officer and President of the Company on July 15, 1997. Pursuant to an agreement entered into at the commencement of his employment with the Company, Mr. McFarland received an annualized base salary of $400,000 for 1997 and is eligible for an annual bonus of 0% to 100% of his base salary, with $183,000 and $400,000 guaranteed for 1997 and 1998, respectively. In addition, the agreement provides that Mr. McFarland will be a participant in the Company's fringe benefit programs and long-term incentive plans. Upon hire Mr. McFarland received options to purchase 100,000 shares of Common Stock and also received (i) for 1997 a grant of 27,500 restricted stock units vesting 0% in 1997, 20% in each of 1998, 1999 and 2000 and 40% in 2001 and (ii) for 1998 a grant of 27,500 restricted stock units vesting 0% in 1998, 20% in each of 1999 and 2000 and 60% in 2001, and will receive an annual award of 27,500 restricted stock units in each of the years 1999 and 2000 assuming continued employment. These restricted stock unit awards will vest automatically on December 31 of each year and do not require that any performance targets be met; the restricted stock unit awards to be granted in 1999 and 2000 each vest over periods ending in 2001. In addition, upon Mr. McFarland's death or disability or if Mr. McFarland is terminated without cause, all unvested restricted stock unit awards will vest immediately and all then ungranted restricted stock units will also be granted to Mr. McFarland and will immediately vest. Pursuant to one of the letter agreements described below, in the event of a business transaction such as the merger between the Company and a subsidiary of The Irvine Company, Mr. McFarland will not receive any of the options to which he would otherwise be entitled, but he will receive payments with respect to future restricted stock units as set forth in the letter agreements.

     Under an agreement between him and the Company (superseded by a later agreement as described below) covering the period January 1, 1998 to December 31, 2002, James E. Mead, the former Senior Vice President, Chief Financial Officer and Secretary of the Company, was entitled to an annualized base salary of $250,000, subject to increase at the discretion of the Compensation Committee, and an annual bonus of 0% to 100% of his base salary. In addition, the agreement provided that Mr. Mead would be a participant in the Company's fringe benefit programs and long-term incentive plans. In accordance with the agreement, Mr. Mead was granted for 1998 options to purchase 38,000 shares of Common Stock and a restricted stock unit award with respect to 20,000 shares of Common Stock vesting 0% in 1998, 20% in each of 1999, 2000 and 2001 and 40% in 2002, and assuming continued employment, would have been awarded options to purchase 25,000 shares and 20,000 shares in 1999 and 2000, respectively, and 10,000 restricted stock units in each of 1999 and 2000, such restricted stock units to vest over periods ending in 2002. All such restricted stock units were eligible for vesting in accordance with FAD per share targets established or, in the case of the 1999 and 2000 awards, to be established by the Compensation Committee. With respect to the 1999 and 2000 restricted stock unit awards, shares not earned by 2002 would have remained eligible for vesting until 2003 in the case of the 1999 award, and 2004 in the case of the 2000 award. If Mr. Mead's employment had been terminated involuntarily, other than for cause, prior to December 31, 2000 he would have received a severance payment of 24 months salary; if such termination had been between January 1, 2001 and December 31, 2002, he would have received a severance payment of 18 months salary.

     In October 1998, the Company announced that Mr. Mead would be resigning in early 1999 to pursue other opportunities. In connection with Mr. Mead's resignation, the Company entered into an agreement with Mr. Mead revising the terms of his employment. Pursuant to the agreement, Mr. Mead was entitled to the payment on or about February 1, 1999 of a cash bonus of $165,000 and an additional payment of $375,000. At such time, all vesting of Mr. Mead's restricted stock units and options ceased. All of Mr. Mead's vested options will remain exercisable for 90 days from the date of Mr. Mead's termination of employment with the Company. The agreement also provides for Mr. Mead to remain as a consultant to the Company for 6 months for a total of $125,000 and to continue to participate in the Company's fringe benefit programs.

     Pursuant to an agreement between him and the Company, Richard E. Lamprecht was promoted to the position of Senior Vice President, and President, Irvine Ranch Division. The agreement provides for an annualized base salary of $200,000 and a cash bonus for 1997 of $200,000. The agreement provides that in future years Mr. Lamprecht will be eligible for an annual bonus of 0% to 100% of his base salary. Pursuant to the agreement, Mr. Lamprecht was granted in 1997 options to purchase 20,000 shares of Common Stock (which award was in addition to options to purchase 10,000 shares of Common Stock previously granted in 1997) and a restricted stock unit award in respect of 10,000 shares of Common Stock. In addition, Mr. Lamprecht will receive in each of 1998 through 2001 options to purchase 10,000 shares and a restricted stock unit award in respect of 4,000 shares of Common Stock, assuming continued employment. Pursuant to one of the letter agreements described below, in the event of a business transaction such as the merger between the Company and a subsidiary of The Irvine Company, Mr. Lamprecht will not receive any of the options or restricted stock units to which he would otherwise be entitled.

     The Company has entered into letter agreements dated January 22, 1999 with each holder of employee options or restricted stock units. The letter agreements will have no effect unless a business combination, such as the merger between the Company and a subsidiary of The Irvine Company, is consummated. The letter agreements provide that each holder of an employee option will be entitled to receive a cash amount equal to the excess of $34.00 over the exercise price for each share of the Company's common stock subject to the option, payable at the consummation of the merger if then vested, or at the time such option or portion of an option would otherwise have vested according to the relevant award agreement. In the case of a restricted stock unit, the letter agreements provide that each holder will be entitled to receive a cash amount equal to $34.00 per restricted stock unit, payable at the time such restricted stock unit would otherwise have been available for vesting according to the relevant award agreement, assuming the achievement of all applicable performance targets for the relevant periods. In the case of Mr. McFarland's future restricted stock units, his letter agreement provides that he will be entitled to receive a cash amount equal to $34.00 per future restricted stock unit, payable at the time the future restricted stock units would otherwise have been available for vesting according to Mr. McFarland's original agreement, assuming that restricted stock units had been granted to Mr. McFarland in accordance with the terms of Mr. McFarland's original agreement. It is a condition of payment with respect to both options and restricted stock units that the holder remain continuously employed by the Company until the respective payment dates. The restricted stock unit amounts will bear interest from the consummation of the merger to the relevant payment date, payable on the last day of each calendar quarter, at the annual rate of 5% through February 29, 2000, and 6% from March 1, 2000 until the date such restricted stock unit would have been available for vesting or, if sooner, until payment for such restricted stock units is accelerated in accordance with the letter agreements. Interest will be payable in cash as promptly as practicable following each interest payment date.

     Pursuant to the letter agreements, in the event that a holder's employment is terminated involuntarily by the Company without cause or by the holder for good reason (as defined in the letter agreements) prior to the relevant payment date, payment for unvested options and restricted stock units will be accelerated and made within 10 days after such employment termination date.

     The table below shows the options and restricted stock units (and future restricted stock units) currently held by each of the Named Executive Officers and the amounts in respect of such options and restricted stock units (and future restricted stock units) such individuals will be entitled to receive at the consummation, if any, of the merger and in the future (not including interest). All amounts to be paid at the consummation of the merger relate to vested options.

                                                          OUTSTANDING
                                           OUTSTANDING     UNITS AND      PAYMENT AT    POTENTIAL FUTURE
                  NAME                       OPTIONS      FUTURE UNITS      MERGER          PAYMENTS
                  ----                     -----------    ------------    ----------    ----------------
                                                                                  (IN THOUSANDS)
William H. McFarland.....................    100,000        104,500         $150.0          $3,853.0
William W. Thompson......................     45,000         20,000         $175.2          $  781.0
Richard E. Lamprecht.....................     68,500         16,000         $643.2          $  629.8
Bruce N. Dorfman.........................     30,000          8,000         $ 62.9          $  326.6

     Messrs. McFarland, Thompson and Lamprecht (each, an "executive") also entered into termination protection and severance arrangements with the Company set forth in their letter agreements, which provide that, in addition to the above-mentioned treatment of options and restricted stock units (and future units), an executive whose employment is terminated involuntarily by the Company without cause, or by himself for good reason within eighteen months following the consummation of the merger, will be entitled to one year's base salary at the rate in effect at either (i) the time of his termination of employment or
(ii) the consummation of the merger, whichever is higher. Such amount will be paid to the executive in a lump sum, without reduction for the time value of money, as soon as practicable, but in any event within 10 days, after the date of his termination of employment. The severance benefits payable under the letter agreements depend on the effective rate of the base salary applicable to an executive at the time of his termination of employment. Therefore, the severance amount payable to an executive is not precisely determinable. However, assuming termination at current levels of base salaries, the amounts that would be payable to Messrs. McFarland, Thompson and Lamprecht, if paid currently, would be $400,000, $275,000 and $200,000, respectively.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and beneficial owners of more than 10% of the Common Stock of the Company, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the NYSE. Executive officers and directors are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company noted that no individual who, at any time during 1998, was a director, officer or beneficial owner of more than 10% of the Common Stock of the Company failed to file the reports required by Section 16(a) of the 1934 Act on a timely basis, except that Form 4s were filed late with respect to the vesting of restricted stock units in February 1998 for Messrs. Alfred Baker, Howie, Lamprecht, McAllister, Mead and Reinert.

IRVINE APARTMENT COMMUNITIES, L.P.

     The Operating Partnership does not have any directors or officers. The Operating Partnership is managed by the Company. Information with respect to the Operating Partnership required under Part III (Items 10, 11, 12 and 13) is included as described above under "Irvine Apartment Communities, Inc." All of such information is equally applicable to the Operating Partnership as to the Company. Supplementally, the ownership of Common L.P. Units by The Irvine Company and certain of its affiliates constitutes 99.7% of the outstanding Common L.P. Units.

IAC CAPITAL TRUST

     IAC Capital Trust does not have any directors or officers. IAC Capital Trust is managed by IAC. Information with respect to IAC Capital Trust required under Part III (Items 10, 11, 12 and 13) is included as described above under "Irvine Apartment Communities, Inc." All of such information is equally applicable to the IAC Capital Trust as to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock by each of the Company's directors, the Company's Chief Executive Officer, each of the four most highly compensated executive officers who were serving as executive officers at the end of 1998, other than the Company's Chief Executive Officer, all directors and current executive officers as a group and each person who is known by the Company to beneficially own five percent or more of any class of the Company's voting securities as of February 16, 1999. The Company has relied upon information supplied by its officers, directors, and certain shareholders and upon information contained in filings with the Securities and Exchange Commission.

                                                                                  PERCENT OF
                                                                                 ALL SHARES OF     PERCENT OF
                                  NUMBER OF                                      COMMON STOCK     ALL SHARES OF
                                  SHARES OF           PERCENT OF   NUMBER OF  (ASSUMING EXCHANGE  COMMON STOCK/
                                 COMMON STOCK        ALL SHARES OF   COMMON   OF HOLDER'S COMMON     COMMON
            NAME              BENEFICIALLY OWNED     COMMON STOCK  L.P. UNITS   L.P. UNITS)(1)    L.P. UNITS(1)
            ----              ------------------     ------------- ---------- ------------------  -------------
DIRECTORS AND EXECUTIVE
  OFFICERS:
Donald Bren(2)..............        183,325(3)            *           --               *                *
Anthony M. Frank............         12,500(4)            *           --               *                *
John F. Grundhofer..........         11,500(5)            *           --               *                *
Bowen H. McCoy..............         15,500(4)            *           --               *                *
William H. McFarland........         59,063(6)            *           --               *                *
Michael D. McKee............          5,000               *           --               *                *
Jack W. Peltason............         11,100(4)            *           --               *                *
John F. Seymour, Jr.........         10,605(4)            *           --               *                *
Raymond L. Watson...........         20,000               *           --               *                *
William W. Thompson.........         29,165(7)(8)         *           --               *                *
James E. Mead...............         21,666(9)            *           --               *                *
Richard E. Lamprecht........         49,202(10)           *           --               *                *
Bruce N. Dorfman............         14,332(8)(11)        *           --               *                *
All current directors and
  executive officers as a
  group (15
  persons)(12)(13)..........        504,213(14)                       --
5% SHAREHOLDERS(15):
The Irvine Company(2)(16)
  550 Newport Center Drive
  Newport Beach, CA 92660...      3,430,413             17.0%      24,646,705        62.6%            62.3%
Morgan Stanley Dean Witter
  & Co.(17) 1585 Broadway
  New York, NY 10036........      1,168,100              5.8%         --             5.8%             2.6%

---------------
  *  Less than 1.0%

 (1) Assumes Common L.P. Units (other than those referred to in Note 2 below which are not exchangeable within 60 days of the date of this table) are exchanged for shares of Common Stock, without regard to certain ownership limit provisions set forth in the Company's Articles of Incorporation. It is not anticipated that these ownership limit provisions will be waived. The Irvine Company has the right, once in every twelve month period beginning on December 8 of each year, generally to exchange up to one third of the Common L.P. Units beneficially owned by The Irvine Company and affiliates of Mr. Bren (see Note 2) for shares of Common Stock, at an exchange ratio of one Common L.P. Unit for each share of Common Stock, subject to adjustment. The Company's Articles of Incorporation place a limit on ownership by The Irvine Company, Mr. Bren and their affiliates, in the aggregate, of 20% of the outstanding Common Stock.

 (2) Mr. Bren may be deemed the beneficial holder of the shares of Common Stock and Common L.P. Units owned by The Irvine Company due to his status as the sole stockholder and Chairman of the Board of Directors of The Irvine Company. In addition, Mr. Bren may be deemed the beneficial holder of 199,011 Common L.P. Units owned by Stonecrest Village Company, LLC ("Stonecrest") due to his status as the sole shareholder of each member of Stonecrest. Stonecrest owns 305,707 Common L.P. Units, 106,696 of which, pursuant to an agreement with the NYSE, are not exchangeable for shares of Common Stock absent shareholder approval. Mr. Bren disclaims beneficial ownership of the shares of Common Stock and Common L.P. Units owned by The Irvine Company or Stonecrest. If Mr. Bren were deemed the beneficial owner of the shares of Common Stock and Common L.P. Units owned by The Irvine Company and Stonecrest, and assuming exchange of all Common L.P. Units owned by The Irvine Company or Stonecrest, and assuming exchange of all Common L.P. Units owned by The Irvine Company or Stonecrest (other than the 106,696 Common L.P. Units discussed in the previous sentence) for shares of Common Stock, Mr. Bren would be deemed to beneficially own 28,459,454 shares of Common Stock, representing 63.2% of the outstanding Common Stock.

 (3) Shares are held by a trust of which Mr. Bren is trustee.

 (4) Includes currently exercisable options to purchase 10,500 shares of Common Stock granted to each of Messrs. Frank, McCoy, Peltason and Seymour pursuant to the 1993 Stock Option Plan for Directors.

 (5) Includes 8,000 shares held in Mr. Grundhofer's Individual Retirement Account and currently exercisable options to purchase 3,500 shares of Common Stock granted to Mr. Grundhofer pursuant to the 1993 Stock Option Plan for Directors.

 (6) Includes currently exercisable options to purchase 33,333 shares of Common Stock granted to Mr. McFarland pursuant to the 1996 Long-Term Stock Incentive Plan.

 (7) Includes currently exercisable options to purchase 26,665 shares of Common Stock granted to Mr. Thompson pursuant to the 1996 Long-Term Stock Incentive Plan.

 (8) Messrs. Thompson and Dorfman and one officer of the Company not named in the table may be deemed the beneficial owners of 74,523 Common L.P. Units held by Thompson Residential Company ("TRC"). Messrs. Thompson and Dorfman own 80% and 10%, respectively, of TRC.

 (9) Represents currently exercisable options to purchase shares of Common Stock granted to Mr. Mead pursuant to the 1996 Long-Term Stock Incentive Plan.

(10) Includes currently exercisable options to purchase 45,165 shares of Common Stock granted to Mr. Lamprecht pursuant to the 1993 Long-Term Stock Incentive Plan and the 1996 Long-Term Stock Incentive Plan.

(11) Includes currently exercisable options to purchase 13,332 shares of Common Stock granted to Mr. Dorfman pursuant to the 1996 Long-Term Stock Incentive Plan.

(12) See Notes 2 through 11. Does not include shares owned by Mr. Mead.

(13) Does not include the shares of Common Stock and Common L.P. Units referred to in Notes 2 and 8. If the shares of Common Stock and Common L.P. Units exchangeable within 60 days referred to in Notes 2, 8 and 16 (other than the Stonecrest Common L.P. Units). above were included, all current directors and executive officers as a group would be deemed to beneficially own 3,934,626 shares of Common Stock or 19.3% of all shares of Common Stock and 24,721,228 Common L.P. Units, 63.5% of all shares of Common Stock (assuming exchange of holder's Common L.P. Units) and 63.2% of all shares of Common Stock/ Common L.P. Units.

(14) Includes currently exercisable options to purchase 242,661 shares of Common Stock granted pursuant to the 1993 Long-Term Stock Incentive Plan and the 1996 Long-Term Stock Incentive Plan.

(15) Information based on a review of Schedule 13Ds or 13Gs filed with the Securities and Exchange Commission as of February 19, 1999.

(16) Represents shares of Common Stock and Common L.P. Units owned directly or indirectly by The Irvine Company. Does not include Common L.P. Units owned by Stonecrest. See Note 2.

(17) Based on information provided in a Schedule 13G filed on February 2, 1999 by Morgan Stanley Dean Witter & Co. Morgan Stanley Dean Witter & Co. had shared voting power with respect to 863,000 of such shares and shared dispositive power with respect to all of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH THE IRVINE COMPANY

     The Company and The Irvine Company have entered into an administrative services agreement, as amended, pursuant to which The Irvine Company provides the Company with certain administrative services, including, but not limited to, income tax services, risk management and other support services. During 1998, the Company incurred costs of approximately $185,000 pursuant to the administrative services agreement.

     The Company and The Irvine Company have also entered into leases pursuant to which the Company leases space from The Irvine Company. Pursuant to the leases, $447,000 was incurred in 1998. The Company also incurred parking costs to The Irvine Company of approximately $52,000 in 1998.

     Two of the Company's apartment communities are financed by mortgage notes payable to The Irvine Company. These mortgage notes totaled $49,517,000 at December 31, 1998. The mortgage notes are collateralized by all-inclusive trust deeds on each of the apartment communities financed, bore fixed interest rates of 5.75% at December 31, 1998, are fully amortizing, and mature in 2015 and 2024. Interest incurred on the mortgage notes payable to The Irvine Company totaled $2,871,000 for the year ended December 31, 1998. The mortgage notes payable to The Irvine Company "wrap around" secured first trust deed notes payable to third party financial institutions. The secured first trust deed notes totaled $49,890,000 as of December 31, 1998. As of January 31, 1999, the amount outstanding under each note was $16,228,000 and $33,214,000.

     In addition, during 1998, the Company sold in the aggregate 78,272 shares of Common Stock to The Irvine Company at varying prices ranging from $25.449 to $30.043 per share pursuant to its Dividend

Reinvestment and Additional Cash Investment Plan. In connection with such sales, The Irvine Company, pursuant to its rights under the Partnership Agreement and the Miscellaneous Rights Agreement, purchased an aggregate of 108,306 Common L.P. Units and 25,812 shares of Common Stock at varying prices ranging from $25.449 to $30.656. All of the foregoing Common L.P. Units are exchangeable for Common Stock on a one for one basis, subject to adjustment and certain limitations.

     The Company, the Operating Partnership, and The Irvine Company are parties to the Land Rights Agreement. This Agreement, which extends through July 31, 2020, provides the Company the exclusive right, but not the obligation, to acquire additional land sites on the Irvine Ranch which have been entitled for residential use and designated by The Irvine Company as ready for apartment development in accordance with the Master Plan. The determination to exercise an option with respect to a site is made solely by a majority of the Independent Directors Committee of the Company's Board of Directors. In addition, The Irvine Company and Donald Bren have agreed to conduct their apartment community development and ownership activities on the Irvine Ranch solely through the Company.

     Pursuant to the Land Rights Agreement, The Irvine Company and Mr. Bren have agreed not to directly or indirectly acquire or develop, or acquire an equity interest in any entity that has an ownership interest in, any rental apartment community whether on or off the Irvine Ranch. This prohibition terminates, with respect to communities on the Irvine Ranch, on July 31, 2020, and with respect to communities off the Irvine, when (i) no nominee of The Irvine Company is a member of the Company's Board of Directors and (ii) The Irvine Company and certain related persons beneficially own less than 20% of the outstanding Common Stock in the aggregate (including for this purpose Common Stock issuable upon exchange of Common L.P. Units).

     The Land Rights Agreement is subject to early termination upon the occurrence of certain events including (i) the failure of the shareholders of the Company to elect as directors of the Company the number of directors which The Irvine Company is entitled to nominate to the Company's Board of Directors,
(ii) in the event of a vacancy on the Board of Directors of an Irvine Company Board Representative, the remaining directors shall not promptly elect a person designated by The Irvine Company to fill such vacancy or (iii) during the period The Irvine Company has the right to nominate three persons to the Company's Board of Directors, the provisions of the Articles of Incorporation and the Bylaws requiring approval of the Required Directors to take certain actions shall be repealed, modified or amended without the prior written consent of The Irvine Company.

     Under the terms of the Land Rights Agreement, through July 31, 2000, the purchase price for any apartment community sites acquired may be paid with either cash, Common Stock or Common L.P. Units, at the option of the Company. After July 31, 2000, the choice of consideration will revert to The Irvine Company. In no event shall the purchase price for any apartment community land site exceed 95% of the value of such site as determined by independent appraisals. In addition, the purchase price for apartment sites encompassing the first 1,800 apartment units the Company develops starting in mid-1995 was set at an amount such that each project's budgeted pro forma unleveraged return on costs for the first 12 months following stabilized occupancy was between 10.0% and 10.5%. Seven land sites, which will contain a total of 1,884 apartment units, were purchased under this arrangement. Accordingly, the purchase price for all future land acquisitions under the Land Rights Agreement will be no greater than 95% of the appraised value.

     Pursuant to the Land Rights Agreement, if the Company elects not to exercise its option for any site, the Company will thereafter have a right of first refusal on the sale of such site to a third party if the terms of such sale are more favorable than those offered to the Company. The determination to exercise an option or the right of first refusal under the Land Rights Agreement with respect to any site will be made solely by a majority of the Independent Directors Committee.

     Three Directors of the Company, Messrs. Bren, McKee and Watson, are affiliated with The Irvine Company. Mr. Bren is Chairman of the Board and the sole stockholder of The Irvine Company. Mr. McKee is Executive Vice President and Chief Financial Officer and a director of The Irvine Company. Mr. Watson is Vice Chairman of the Board of The Irvine Company.

     The respective interests of the Company and The Irvine Company (and certain of its affiliates) in the Operating Partnership were 44.6% and 55.2%, respectively, at December 31, 1998, and 44.4% and 55.4%, respectively, at December 31, 1997.

     Going Private Transaction

     On February 1, 1999, the Company and TIC Acquisition LLC, an indirect wholly owned subsidiary of The Irvine Company, entered into a definitive merger agreement providing for a merger of the Company into TIC Acquisition LLC in which the Company's shareholders will receive $34 in cash per share. The transaction, which is subject to the approval of the holders of (i) at least two-thirds of the outstanding shares of common stock of the Company and (ii) a number of shares of common stock of the Company (excluding the shares held by TIC Acquisition LLC and its affiliates) representing a majority of the total number of shares of common stock of the Company entitled to vote, and other customary conditions, is expected to be completed late in the second quarter or early in the third quarter of 1999.

AGREEMENT RELATING TO THOMPSON RESIDENTIAL COMPANY, INC.

     On February 4, 1997, the Operating Partnership acquired the assets (primarily options on three parcels of land in Northern California) of Thompson Residential Company, Inc. ("TRC") in exchange for 74,523 Common L.P. Units in the Operating Partnership (currently approximately 0.2% of the Common L.P. Units outstanding). In addition, TRC is entitled to an "earn out" based on the performance of the apartment community built on one of the three parcels of land, up to a maximum of $2,000,000. Concurrently with these transactions, each of the three owners of TRC (William W. Thompson, Bruce N. Dorfman and Robert J. Hughes) became officers of the Company.

     The Operating Partnership has entered into a Stock Purchase Agreement with Messrs. Thompson, Dorfman and Hughes, pursuant to which they will sell their shares in TRC to the Operating Partnership or its assignee for an aggregate of $4,533,782. The consummation of the Stock Purchase Agreement is conditioned upon the merger of the Company with TIC Acquisition LLC.

OTHER TRANSACTIONS

     Mr. Grundhofer is Chairman, President and Chief Executive Officer of U.S. Bancorp (formerly First Bank System, Inc.) which, through an affiliate, is a member of the bank syndicate that provided the Company's $250,000,000 revolving credit facility. There was no outstanding balance under the credit facility as of February 16, 1999. An affiliate of U.S. Bancorp is also a member of the bank syndicate that provided the Company's $100,000,000 term loan facility. Based on this bank's percentage participation in these credit facilities (and the predecessor facilities), the Company estimates that the amount of interest and fees paid to the affiliate totaled $364,000 in 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1 and 2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The financial statements and financial statement schedules listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report.

(a)(3) EXHIBITS

     The Exhibit Index is included on pages 45 to 48 of this report.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
2.1.1      Agreement and Plan of Merger dated as of March 20, 1996
           between the Company and Irvine Apartment Communities, Inc., a Delaware corporation (incorporated by reference to Exhibit
           2.1 of the Company's Registration Statement on Form 8-B,
           filed with the Securities and Exchange Commission on April
           30, 1996 (the "Form 8-B")).
2.2        Purchase and Sale Agreement and Joint Escrow Instructions
           dated April 18, 1997 by and between Aoki Construction (CA)
           Co., Ltd. and the Operating Partnership (incorporated by
           reference to Exhibit 2.1 of the Current Report on Form 8-K of the Company and the Operating Partnership filed on August
           6, 1997).
2.3        Agreement and Plan of Merger dated as of February 1, 1999, between TIC Acquisition LLC and the Company (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of the Company filed on February 2, 1999).
2.4        Stock Purchase Agreement dated as of February 1, 1999 among the Operating Partnership, as buyer, and William H.
           Thompson, Bruce Dorfman and Robert Hughes, as sellers.
3.1        Articles of Amendment and Restatement of the Company
           (incorporated by reference to Exhibit 3.1 of the Form 8-B).
3.2        Articles of Merger dated May 2, 1996 between the Company and
           Irvine Apartment Communities, Inc., a Delaware corporation
           (incorporated by reference to Exhibit 14 of Amendment No. 5 to Schedule 13D filed on July 15, 1996 by The Irvine
           Company, TIC Investment Company A, TIC Investment Company C
           and Donald L. Bren).
3.3        Amended Bylaws of the Company (incorporated by reference to
           Exhibit 3.2 of the Form 8-B).
3.4        Specimen of Certificate Representing Shares of Common Stock
           (incorporated by reference to Exhibit 3.3 of the Form 8-B).
3.5        Second Amended and Restated Agreement of Limited Partnership
           of Irvine Apartment Communities, L.P. dated January 20, 1998
           (incorporated by reference to Exhibit 3.5 of the Annual
           Report on Form 10-K of the Company and the Operating
           Partnership for the year ended December 31, 1997 (the "1997
           Form 10-K"))
3.5.1      Amendment No. 1 dated as of October 30, 1998 to the Second
           Amended and Restated Agreement of Limited Partnership of the
           Operating Partnership dated as of January 20, 1998.
3.6        Designation Instrument dated January 20, 1998, relating to the Series A Preferred L.P. Units of the Operating
           Partnership (incorporated by reference to Exhibit 3.6 of the
           1997 Form 10-K).
3.6.1      Designation Instrument dated November 12, 1998, relating to the Series B Preferred L.P. Units of the Operating
           Partnership.
4.1        Indenture dated as of October 1, 1997 between the Operating
           Partnership and First Trust of California, National
           Association, as Trustee (the "Trustee") (incorporated by
           reference to Exhibit 4.1 of the Current Report on Form 8-K of the Company and the Operating Partnership filed on
           October 1, 1997 (the "October 1997 Form 8-K")).
4.2        Supplemental Indenture No. 1 dated as of October 1, 1997,
           relating to the Operating Partnership's 7% Notes due 2007, between the Operating Partnership and the Trustee
           (incorporated by reference to Exhibit 4.2 of the October
           1997 Form 8-K).
4.3        Form of Series A Trust Preferred Security (included in
           Exhibit 4.5).
4.4        Amended and Restated Declaration of Trust dated January 20,
           1998 of IAC Capital Trust (incorporated by reference to
           Exhibit 4.4 of the 1997 Form 10-K).
4.5        Certificate of Terms dated January 20, 1998 Relating to
           Series A Preferred Securities of IAC Capital Trust
           (incorporated by reference to Exhibit 4.5 of the 1997 Form
           10-K).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
4.6        Officer's Certificate dated April 9, 1998 setting forth
           certain terms and provisions applicable to the Operating
           Partnership's Medium-Term Notes, Series A (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Company and the Operating Partnership filed on April
           10, 1998 (the "MTN 8-K")).
4.7        Form of the Operating Partnership's Fixed Rate Medium-Term
           Note, Series A (incorporated by reference to Exhibit 4.2 of the MTN 8-K).
4.8        Form of the Operating Partnership's Floating Rate
           Medium-Term Note, Series A (incorporated by reference to
           Exhibit 4.3 of the MTN 8-K).
4.9        Supplemental Indenture No. 2 dated as of April 9, 1998 to
           the Indenture dated as of October 1, 1997 between the
           Operating Partnership and U.S. Bank Trust National
           Association, trustee (incorporated by reference to Exhibit
           4.4 of the MTN 8-K).
10.1       Purchase and Sale Agreement and Joint Escrow Instructions
           dated April 18, 1997 by and between Aoki Construction (CA)
           Co., Ltd. and the Operating Partnership (see Exhibit 2.2).
10.2       Lease Agreement (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K of the Company for the
           year ended December 31, 1993 (the "1993 Form 10-K").
10.3       Employment Agreement with Former Senior Vice President,
           Chief Financial Officer and Secretary (incorporated by
           reference to Exhibit 10.3 of the 1997 Form 10-K).
10.3.1     Confidentiality Agreement and General Release dated as of
           October 13, 1998 between the Company and the former Senior
           Vice President, Chief Financial Officer and Secretary.
10.4       Miscellaneous Rights Agreement among the Company and the
           persons named therein (incorporated by reference to Exhibit
           10.4 of the Form 8-B).
10.4.1     Amendment No. 1 to the Miscellaneous Rights Agreement
           (incorporated by reference to Exhibit 10.4.1 of the
           Quarterly Report on Form 10-Q of the Company and the
           Operating Partnership for the quarter ended September 30,
           1997 (the "1997 Third Quarter Form 10-Q")).
10.4.2     Amendment No. 2 to the Miscellaneous Rights Agreement
           (incorporated by reference to Exhibit 10.4.2 of the 1997
           Form 10-K).
10.5       Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of the 1993 Form 10-K).
10.5.1     Amendment and Extension to the Administrative Services
           Agreement (incorporated by reference to Exhibit 10.5.1 of
           the Annual Report on Form 10-K of the Company for the year ended December 31, 1994).
10.5.4     Amendment No. 4 to the Administrative Services Agreement
           (incorporated by reference to Exhibit 10.5.4 of the
           Quarterly Report on Form 10-Q of the Company, the Operating
           Partnership and the Trust for the quarter ended June 30,
           1998 (the "1998 Second Quarter Form 10-Q")).
10.6       Exclusive Land Rights and Non-Competition Agreement
           (incorporated by reference to Exhibit 10.6 of the 1993 Form
           10-K).
10.6.1     Amendment No. 1 to the Exclusive Land Rights and
           Non-Competition Agreement (incorporated by reference to
           Exhibit 10.6.1 of the Quarterly Report on Form 10-Q of the
           Company for the quarter ended June 30, 1995 (the "1995
           Second Quarter Form 10-Q")).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.6.2     Amendment No. 2 to the Exclusive Land Rights and
           Non-Competition Agreement (incorporated by reference to
           Exhibit 10.6.2 of the 1995 Second Quarter Form 10-Q).
10.6.3     Amendment No. 3 to the Exclusive Land Rights and
           Non-Competition Agreement (incorporated by reference to
           Exhibit 10.6.3 of the Form 8-B).
10.6.4     Amendment No. 4 to the Exclusive Land Rights and
           Non-Competition Agreement (incorporated by reference to
           Exhibit 10.6.4 of the 1997 Third Quarter Form 10-Q).
10.6.5     Amendment No. 5 to the Exclusive Land Rights and
           Non-Competition Agreement (incorporated by reference to
           Exhibit 10.6.5 of the 1997 Form 10-K).
10.7       Contribution Agreement and Escrow Instructions Agreement
           (incorporated by reference to Exhibit 10.7 of the 1993 Form
           10-K).
10.8       Irvine Apartment Communities, Inc. 1993 Stock Option Plan
           for Directors (incorporated by reference to Exhibit 10.8 of the 1993 Form 10-K).
10.8.1     Irvine Apartment Communities, Inc. Amended and Restated 1993
           Stock Option Plan for Directors (incorporated by reference to Exhibit 10.8.1 of the 1998 Second Quarter Form 10-Q).
10.9       Irvine Apartment Communities, Inc. 1993 Long-Term Stock
           Incentive Plan (incorporated by reference to Exhibit 10.9 of the 1993 Form 10-K).
10.10      Irrevocable Trust Agreement (incorporated by reference to
           Exhibit 10.10 of the 1993 Form 10-K).
10.11      Revolving Credit Agreement dated as of June 27, 1997
           (incorporated by reference to Exhibit 10.11 of the Quarterly
           Report on Form 10-Q of the Company and the Operating
           Partnership for the quarter ended June 30, 1997 (the "1997
           Second Quarter Form 10-Q")).
10.12      Indenture of Trust for Tax-Exempt Mortgage Bond Financing
           (incorporated by reference to Exhibit 10.13 of the 1995
           Second Quarter Form 10-Q).
10.13      Employment Agreement with Chief Executive Officer
           (incorporated by reference to Exhibit 10.13 of the 1997
           Second Quarter Form 10-Q).
10.14      Irvine Apartment Communities, Inc. 1996 Long-Term Stock
           Incentive Plan (incorporated by reference to Exhibit 10.14 of the Form 8-B).
10.15      Employment Agreement with the Senior Vice President,
           President, Irvine Ranch Division (incorporated by reference to Exhibit 10.15 of the 1997 Form 10-K).
10.16      Stock Purchase Agreement dated as of February 1, 1999 among the Operating Partnership, as buyer, and William H.
           Thompson, Bruce Dorfman and Robert Hughes, as sellers (see
           Exhibit 2.4).
10.17      Irvine Apartment Management Company Partnership Agreement
           dated March 12, 1998 by and between Apartment Management
           Company, LLC and Western National Securities d/b/a Western
           National Property Management ("WNPM") (incorporated by
           reference to Exhibit 10.17 of the Quarterly Report on Form
           10-Q of the Company, the Operating Partnership and the Trust
           for the quarter ended March 31, 1998 (the "1998 First
           Quarter Form 10-Q")).
10.18      Management Agreement dated as of April 1, 1998 by and
           between the Operating Partnership and Irvine Apartment
           Management Company (incorporated by reference to Exhibit
           10.18 of the 1998 First Quarter Form 10-Q).
10.19      Guaranty dated as of March 12, 1998 by the Operating
           Partnership in favor of WNPM and the WNPM Indemnities (as
           defined in Exhibit 10.17 hereto) (incorporated by reference to Exhibit 10.19 of the 1998 First Quarter Form 10-Q).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.20      Irvine Apartment Communities, Inc. Deferred Compensation
           Plan for Outside Directors (incorporated by reference to
           Exhibit 10.20 of the 1998 Second Quarter Form 10-Q).
10.21      Letter Agreement dated February 1, 1999 from The Irvine
           Company to the Company.
10.22      Unsecured Loan Agreement dated as of November 20, 1998 by
           and among the Operating Partnership, the Banks listed
           therein, Wells Fargo Bank, N.A., as Co-Arranger and
           Administrative Agent, and U.S. Bank National Association, as
           Co-Arranger.
10.23.1    Retention Agreement with Mr. McFarland dated January 22,
           1999.
10.23.2    Form of Retention Agreement with certain of the Company's
           executive officers.
10.23.3    Form of Retention Agreement with holders of awards under the
           1993 Long-Term Stock Incentive Plan or the 1996 Long-Term
           Stock Incentive Plan.
10.24      Loan Agreement by and between California Statewide
           Communities Development Authority and the Operating
           Partnership dated as of May 15, 1998.
10.25      Indenture of Trust by and between California Statewide
           Communities Development Authority and U.S. Bank Trust
           National Association, as Trustee dated as of May 15, 1998
           securing $334,190,000 California Statewide Communities
           Development Authority Apartment Development Revenue
           Refunding Bonds, Series 1998A (Irvine Apartment Communities,
           L.P.).
10.26      First Supplemental Indenture of Trust by and between
           California Statewide Communities Development Authority and
           U.S. Bank Trust National Association, as Trustee dated as of
           June 11, 1998 ($334,190,000 California Statewide Communities
           Development Authority Apartment Development Revenue
           Refunding Bonds, Series 1995A).
10.27      Registration Rights Agreement dated as of November 12, 1998 by and among the Operating Partnership, the Company, the
           Trust and Greene Street 1998 Exchange Fund, L.P.
12         The Company's ratio of earnings to fixed charges for the
           year ended December 31, 1998.
21.1       Subsidiaries of the Company (incorporated by reference to
           Exhibit 21.1 of the 1997 Form 10-K).
21.2       Subsidiaries of the Operating Partnership (incorporated by reference to Exhibit 21.2 of the 1997 Form 10-K).
21.3       Subsidiaries of the Trust (none).
23.1       Consent of Ernst & Young LLP (with respect to Irvine
           Apartment Communities, Inc.).
23.2       Consent of Ernst & Young LLP (with respect to Irvine
           Apartment Communities, L.P.).
23.3       Consent of Ernst & Young LLP (with respect to IAC Capital
           Trust).
27.1       Financial Data Schedule for the Company (only included in
           electronically-filed document).
27.2       Financial Data Schedule for the Operating Partnership (only included in electronically-filed document).
27.3       Financial Data Schedule for IAC Capital Trust (only included in electronically-filed document).

(b) REPORTS ON FORM 8-K

     The Company filed one report on Form 8-K during the fourth quarter of 1998, for the purpose of acknowledging that the Company received a letter from TIC Acquisition LLC proposing the acquisition of all outstanding shares of common stock of the Company for $32.50 per share. This report was filed on December 7, 1998.

     The Operating Partnership did not file any reports on Form 8-K during the fourth quarter of 1998.

     IAC Capital Trust did not file any reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IRVINE APARTMENT COMMUNITIES, INC.

Date: February 26, 1999                   By:        /s/ SHAWN HOWIE
                                            ------------------------------------
                                            Shawn Howie
                                            Interim Chief Financial Officer and
                                              Secretary

                                          IRVINE APARTMENT COMMUNITIES, L.P.

                                          By: Irvine Apartment Communities,
                                              Inc.,
                                            its sole general partner

Date: February 26, 1999                   By:        /s/ SHAWN HOWIE
                                            ------------------------------------
                                            Shawn Howie
                                            Interim Chief Financial Officer and
                                              Secretary

                                          IAC CAPITAL TRUST

Date: February 26, 1999                   By:        /s/ SHAWN HOWIE
                                            ------------------------------------
                                            Shawn Howie
                                            Regular Trustee

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

                       SIGNATURE                                     TITLE                   DATE
                       ---------                                     -----                   ----

                    /s/ DONALD BREN                        Chairman of the Board of    February 26, 1999
--------------------------------------------------------           Directors
                      Donald Bren

                  /s/ ANTHONY M. FRANK                             Director            February 26, 1999
--------------------------------------------------------
                    Anthony M. Frank

                 /s/ JOHN F. GRUNDHOFER                            Director            February 26, 1999
--------------------------------------------------------
                   John F. Grundhofer

                   /s/ BOWEN H. MCCOY                              Director            February 26, 1999
--------------------------------------------------------
                     Bowen H. McCoy

                /s/ WILLIAM H. MCFARLAND                      President and Chief      February 26, 1999
--------------------------------------------------------     Executive Officer and
                  William H. McFarland                             Director

                  /s/ MICHAEL D. MCKEE                             Director            February 26, 1999
--------------------------------------------------------
                    Michael D. McKee

                  /s/ JACK W. PELTASON                             Director            February 26, 1999
--------------------------------------------------------
                    Jack W. Peltason

                /s/ JOHN F. SEYMOUR, JR.                           Director            February 26, 1999
--------------------------------------------------------
                  John F. Seymour, Jr.

                 /s/ RAYMOND L. WATSON                             Director            February 26, 1999
--------------------------------------------------------
                   Raymond L. Watson

                    /s/ SHAWN HOWIE                         Interim Chief Financial    February 26, 1999
--------------------------------------------------------     Officer and Secretary
                      Shawn Howie                          (Principal Financial and
                                                              Accounting Officer)

                       IRVINE APARTMENT COMMUNITIES, INC.
                       IRVINE APARTMENT COMMUNITIES, L.P.
                               IAC CAPITAL TRUST

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
IRVINE APARTMENT COMMUNITIES, INC.
  Consolidated Balance Sheets...............................   F-2
  Consolidated Statements of Operations.....................   F-3
  Consolidated Statements of Changes in Shareholders'
     Equity.................................................   F-4
  Consolidated Statements of Cash Flows.....................   F-5
  Notes to Consolidated Financial Statements................   F-6
  Schedule III -- Consolidated Real Estate and Accumulated
     Depreciation...........................................  F-21
  Report of Independent Auditors............................  F-24
IRVINE APARTMENT COMMUNITIES, L.P.
  Consolidated Balance Sheets...............................  F-25
  Consolidated Statements of Operations.....................  F-26
  Consolidated Statements of Changes in Partners' Capital...  F-27
  Consolidated Statements of Cash Flows.....................  F-28
  Notes to Consolidated Financial Statements................  F-29
  Schedule III -- Consolidated Real Estate and Accumulated
     Depreciation...........................................  F-44
  Report of Independent Auditors............................  F-47
IAC CAPITAL TRUST
  Balance Sheet.............................................  F-48
  Statements of Operations and Equity.......................  F-49
  Statement of Cash Flows...................................  F-50
  Notes to Financial Statements.............................  F-51
  Report of Independent Auditors............................  F-52

                       IRVINE APARTMENT COMMUNITIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
                                                                    (IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
ASSETS
Real estate assets, at cost
  Land......................................................  $  248,105     $  208,687
  Buildings and improvements................................   1,172,877      1,015,696
                                                              ----------     ----------
                                                               1,420,982      1,224,383
  Accumulated depreciation..................................    (281,449)      (248,245)
                                                              ----------     ----------
                                                               1,139,533        976,138
  Under development, including land.........................     205,371        148,424
                                                              ----------     ----------
                                                               1,344,904      1,124,562
Cash and cash equivalents...................................       4,888          4,624
Restricted cash.............................................       1,653          1,464
Deferred financing costs, net of accumulated amortization,
  of $8,814 in 1998 and $10,659 in 1997.....................      12,159         19,079
Other assets................................................      11,020         13,948
                                                              ----------     ----------
                                                              $1,374,624     $1,163,677
                                                              ==========     ==========
LIABILITIES
Mortgages and notes payable
  Tax-exempt mortgage bond financings.......................  $   18,000     $  325,644
  Conventional mortgage financings..........................     129,539        132,256
  Mortgage notes payable to The Irvine Company..............      49,517         50,397
  Tax-exempt assessment district debt.......................      21,292         21,544
  Unsecured tax-exempt bond financings......................     334,190
  Unsecured term loan.......................................     100,000
  Unsecured notes payable...................................      99,280         99,222
  Unsecured line of credit..................................                     75,000
                                                              ----------     ----------
                                                                 751,818        704,063
Accounts payable and accrued liabilities....................      38,871         30,689
Security deposits...........................................       9,467          7,698
                                                              ----------     ----------
                                                                 800,156        742,450
MINORITY REDEEMABLE PREFERRED INTERESTS
Series A....................................................     144,097
Series B....................................................      48,692
MINORITY INTEREST...........................................     185,821        210,307
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 10,000 shares
  authorized; no shares issued or outstanding...............
Common stock, par value $0.01 per share; 150,000 shares
  authorized; 20,164 shares and 19,901 shares issued and
  outstanding, respectively.................................         202            199
Excess stock, par value $0.01 per share; 160,000 shares
  authorized; no shares issued or outstanding...............
Additional paid-in capital..................................     242,495        235,487
Accumulated deficit.........................................     (46,839)       (24,766)
                                                              ----------     ----------
                                                                 195,858        210,920
                                                              ----------     ----------
                                                              $1,374,624     $1,163,677
                                                              ==========     ==========

                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                1998           1997           1996
                                                             -----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES
Rental income..............................................   $213,296       $181,902       $154,925
Other income...............................................      6,077          4,203          3,162
Interest income............................................      1,464            840            611
                                                              --------       --------       --------
                                                               220,837        186,945        158,698
                                                              --------       --------       --------
EXPENSES
Property expenses..........................................     49,398         44,556         38,361
Real estate taxes..........................................     17,209         15,013         13,496
Interest expense, net......................................     27,822         30,368         29,506
Amortization of deferred financing costs...................      1,942          2,369          2,627
Depreciation and amortization..............................     33,802         29,309         27,239
General and administrative.................................      9,352          6,747          6,277
Loss on settlement of unused treasury locks................      7,763
                                                              --------       --------       --------
                                                               147,288        128,362        117,506
                                                              --------       --------       --------
Income before extraordinary item, minority redeemable
  preferred interests and minority interest in income......     73,549         58,583         41,192
Extraordinary item related to debt extinguishment..........    (42,451)
                                                              --------       --------       --------
Income before minority redeemable preferred interests and
  minority interest in income..............................     31,098         58,583         41,192
Minority redeemable preferred interests....................     12,317
Minority interest in income................................     10,425         32,179         22,446
                                                              ========       ========       ========
NET INCOME.................................................   $  8,356       $ 26,404       $ 18,746
                                                              ========       ========       ========
EARNINGS PER SHARE
Basic......................................................   $   0.42       $   1.34       $   1.06
Diluted....................................................   $   0.41       $   1.33       $   1.05
                                                              ========       ========       ========

                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, INC.

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY

                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                1998           1997           1996
                                                             -----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
COMMON STOCK, PAR VALUE OF $0.01 PER SHARE
Balance at beginning of year...............................   $    199       $    186       $    170
  Common stock offerings...................................                        12             15
  Dividend reinvestment and additional cash investment plan
     and stock options exercised...........................          3              1              1
                                                              --------       --------       --------
Balance at end of year.....................................   $    202       $    199       $    186
                                                              ========       ========       ========
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year...............................   $235,487       $202,116       $170,747
  Net proceeds from common stock offerings.................                    29,588         29,810
  Proceeds from stock options exercised and stock awards
     issued................................................        766          2,648          1,343
  Net proceeds from dividend reinvestment and additional
     cash investment plan..................................      6,242          1,135            216
                                                              --------       --------       --------
Balance at end of year.....................................   $242,495       $235,487       $202,116
                                                              ========       ========       ========
ACCUMULATED DEFICIT
Balance at beginning of year...............................   $(24,766)      $(22,285)      $(15,484)
  Net income...............................................      8,356         26,404         18,746
  Distributions to shareholders............................    (30,429)       (28,885)       (25,547)
                                                              --------       --------       --------
Balance at end of year.....................................   $(46,839)      $(24,766)      $(22,285)
                                                              ========       ========       ========
TOTAL SHAREHOLDERS' EQUITY.................................   $195,858       $210,920       $180,017
                                                              ========       ========       ========
SHARES OF COMMON STOCK OUTSTANDING
Balance at beginning of year...............................     19,901         18,556         16,975
  Additional shares issued under common stock offerings....                     1,150          1,491
  Stock options exercised and stock awards issued..........         38            155             77
  Additional shares issued under the dividend reinvestment
     and additional cash investment plan...................        225             40             13
                                                              --------       --------       --------
Balance at end of year.....................................     20,164         19,901         18,556
                                                              ========       ========       ========

                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1998         1997         1996
                                                              ---------    ---------    --------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $   8,356    $  26,404    $ 18,746
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Write-off of deferred financing costs.....................      8,314
  Amortization of deferred financing costs..................      1,942        2,369       2,627
  Depreciation and amortization.............................     33,802       29,309      27,239
  Minority redeemable preferred interests...................     12,317
  Minority interest in income...............................     10,425       32,179      22,446
  Increase (decrease) in cash attributable to changes in
    assets and liabilities:
    Restricted cash.........................................       (189)         (88)       (195)
    Other assets............................................      2,330       (3,042)       (104)
    Accounts payable and accrued liabilities................      4,725        5,972       1,308
    Security deposits.......................................      1,769        1,604         970
                                                              ---------    ---------    --------
Net Cash Provided by Operating Activities...................     83,791       94,707      73,037
                                                              ---------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets........     (5,883)      (5,041)     (4,766)
Capital investments in real estate assets...................   (225,844)    (244,517)    (61,850)
                                                              ---------    ---------    --------
Net Cash Used in Investing Activities.......................   (231,727)    (249,558)    (66,616)
                                                              ---------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under unsecured line of credit...................    150,000      202,000      78,900
Payments on unsecured line of credit........................   (225,000)    (143,000)    (84,900)
Proceeds from unsecured tax-exempt bond financings..........    334,190
Payments on tax-exempt mortgage bond financings.............   (325,644)
Proceeds from unsecured term loan...........................    100,000
Proceeds from issuance of unsecured notes payable...........                  99,208
Principal payments..........................................     (3,849)      (7,224)     (7,101)
Additions to deferred financing costs.......................     (3,336)      (1,261)
Net proceeds from issuance of minority redeemable preferred
  interests.................................................    192,725
Net proceeds from dividend reinvestment and additional cash
  investment plan...........................................      9,291        1,926         650
Proceeds from stock options exercised.......................        527        2,407       1,144
Net proceeds from common stock offerings....................                  29,969      29,825
Contributions from The Irvine Company and certain of its
  affiliates................................................                  36,333      30,000
Distributions to minority redeemable preferred interests....    (12,317)
Distributions to The Irvine Company and certain of its
  affiliates................................................    (37,380)     (35,093)    (30,579)
Distributions to other limited partners.....................       (578)        (110)
Distributions to shareholders...............................    (30,429)     (28,885)    (25,547)
                                                              ---------    ---------    --------
Net Cash Provided by (Used in) Financing Activities.........    148,200      156,270      (7,608)
                                                              ---------    ---------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........        264        1,419      (1,187)
Cash and Cash Equivalents at Beginning of Year..............      4,624        3,205       4,392
                                                              ---------    ---------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $   4,888    $   4,624    $  3,205
                                                              =========    =========    ========
Supplemental Disclosure of Cash Flow Information
  Interest paid, net of amounts capitalized.................  $  26,950    $  28,309    $ 29,644
  Tax-exempt debt assumed...................................  $  18,000                 $  2,771
                                                              =========    =========    ========

                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

     Irvine Apartment Communities, Inc., a Maryland corporation (the "Company"), operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. In connection with the Company's initial public offering of common stock (the "Offering"), the Company obtained a general partnership interest in and became the sole managing general partner of Irvine Apartment Communities, L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership was formed on November 15, 1993 and began operations as of December 8, 1993, the date of the Offering. In connection with the Offering, The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Operating Partnership. At December 31, 1998, the Company had a 44.6% general partnership interest in and was the sole managing general partner of the Operating Partnership. At December 31, 1998, the common limited partners had a 55.4% common limited partnership interest in the Operating Partnership, with The Irvine Company and certain of its affiliates owning a 55.2% common limited partnership interest in the Operating Partnership. In addition, at December 31, 1998, The Irvine Company and certain of its affiliates owned approximately 17.9% of the common shares of the Company. In February 1997, the Operating Partnership acquired the assets of Thompson Residential Company, Inc. The purchase price was paid by the issuance of 74,523 common limited partnership units in the Operating Partnership. At December 31, 1998, Thompson Residential Company, Inc. had a 0.2% common limited partnership interest in the Operating Partnership. The Operating Partnership's management and operating decisions are under the unilateral control of the Company. The Company was incorporated in Delaware on September 10, 1993. In May 1996, the Company changed its state of incorporation from Delaware to Maryland.

     The Company is a self-administered equity REIT engaged in the operation and development (through the Operating Partnership) of apartment communities in Orange County, California and, beginning in 1997, other locations in California. As of December 31, 1998, the Operating Partnership owned 65 apartment communities representing 16,439 operating apartment units and 3,039 apartment units under construction or development (collectively, the "Properties"). In March 1998, the Operating Partnership and Western National Property Management ("WNPM") announced the formation of a strategic alliance that, in April 1998, assumed all property management responsibilities for the Operating Partnership's Southern California portfolio. The new entity, Irvine Apartment Management Company ("IAMC"), is owned 51% by the Operating Partnership and 49% by WNPM. Until July 31, 2020, the Company and the Operating Partnership have the exclusive right, but not the obligation, to acquire land from The Irvine Company for development of additional apartment communities on the Irvine Ranch.

     IAC Capital Trust, a Delaware business trust (the "Trust"), was formed on October 31, 1997. The Trust is a limited purpose financing vehicle established by the Company and the Operating Partnership. The Trust exists for the sole purpose of issuing redeemable preferred securities and investing the proceeds thereof in preferred limited partner units of the Operating Partnership.

     The accompanying financial statements of the Company include the consolidated accounts of the Operating Partnership and its financially controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 1998 and 1997, and the revenues and expenses for the three years ended December 31, 1998. Actual results could differ from those estimates.

                       IRVINE APARTMENT COMMUNITIES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REAL ESTATE ASSETS AND DEPRECIATION: Real estate assets, which are held as long-term investments, are stated at cost less accumulated depreciation. Impairment losses on long-lived assets used in operations are recorded when events and circumstances indicate that the assets, on a property-by-property basis, are impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. As of December 31, 1998, no impairment losses have been recorded. Land and infrastructure costs are allocated to properties based on relative fair value. Costs related to the development and construction of properties are capitalized as incurred. Interest and property taxes are capitalized to apartment communities which are under active development. When a building within a community under construction is completed and held available for occupancy, the related costs are expensed.

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

     CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with a remaining original maturity when purchased of three months or less to be cash equivalents.

     RESTRICTED CASH: Restricted cash is comprised of reserve accounts for capital replacements, property taxes and insurance. These restricted funds are subject to supervision and approval by a lender or a government agency. The terms of the contract with the government agency contain certain restrictions concerning operating policies, rental charges, operating expenditures, distributions to owners and other matters.

     DEFERRED FINANCING COSTS: Costs incurred in obtaining long-term financing or costs to buy down or hedge interest costs are deferred and amortized over the term of the related debt agreements using the effective interest method.

     REVENUE RECOGNITION: The Company leases apartment units to a diverse resident base for terms of one year or less. Credit investigations are performed for all prospective residents and security deposits are also obtained. Resident receivables are evaluated for collectibility each month. Rental revenue is recognized on an accrual basis as it is earned over the life of the lease. Interest income is recorded as earned.

     INTEREST EXPENSE: Interest rates are substantially fixed for specified periods through interest rate swaps and buy-down agreements for certain debt instruments. These financial instruments are entered into as a hedge against the interest exposure from variable rate debt. The differences paid or received on swaps and related agreements are included in interest expense as yield adjustments.

     INCOME TAXES: The Company has elected to be taxed as a REIT and, as such, will generally not be subject to federal and state income taxation at the corporate level. To maintain its REIT status, the Company is required to distribute annually at least 95% of its REIT taxable income to its shareholders and to satisfy certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying statements of operations.

     PER SHARE DATA: All earnings per share amounts for all periods reflect basic and diluted earnings per share and have been restated from the previous standard of primary and fully diluted earnings per share. See Note 10 for additional information regarding basic and diluted earnings per share.

     DESCRIPTIVE INFORMATION ABOUT REPORTABLE SEGMENTS: During the fourth quarter of 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131,

                       IRVINE APARTMENT COMMUNITIES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Disclosures About Segments of an Enterprise and Related Information ("Statement No. 131"). Statement No. 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement No. 131 establishes standards for the way that public business enterprises report information regarding reportable operating segments. The adoption of Statement No. 131 did not affect the results of operations or financial position of the Company.

     The Company operates and develops apartment communities in California which generated rental and other income through the leasing of apartment units to a diverse base of renters. The Company separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities have similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single dominant apartment communities segment.

     The Company evaluates performance and allocates resources primarily based on the net operating income ("NOI") of individual apartment communities. NOI is defined by the Company as rental and other income less property expenses and real estate taxes. Accordingly, NOI excludes certain expenses included in the determination of net income. NOI from apartment communities totaled $152,766, $126,536 and $106,230 for the years ended December 31, 1998, 1997 and 1996, respectively. All other segment measurements are disclosed in the Company's consolidated financial statements.

     All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants which contributed 10% or more of the Company's total revenues during 1998, 1997 or 1996. Interest expense on debt is not allocated to individual apartment communities, even if such debt is secured by the apartment communities. Further, minority interest in consolidated subsidiaries is not allocated to the apartment communities. There is no provision for income taxes as the Company is organized as a REIT under the Internal Revenue Code.

     RECLASSIFICATIONS: Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with financial statement presentations in 1998.

NOTE 3 -- MORTGAGES AND NOTES PAYABLE

     TAX-EXEMPT MORTGAGE BOND FINANCINGS: In October 1998, the Operating Partnership assumed $18 million in tax-exempt mortgage bond financings associated with the purchase of a 216-unit apartment community ("One Park Place"). The tax-exempt financings represent loans payable that are collateralized by One Park Place. Monthly interest payments are made to a trustee, which in turn pays the bondholders when interest is due. The bonds bear interest at a weekly remarketed tax-exempt rate and are due April 2025.

     CONVENTIONAL MORTGAGE FINANCINGS: Conventional mortgages are collateralized by apartment communities having a net book value of $145,120 as of December 31, 1998. The mortgages are generally due in monthly installments and mature at various dates through 2018. Prior to the Offering, interest rates were fixed at rates which ranged from 7.75% to 9.63%, with a weighted average rate of 8.69%. In connection with the Offering, the interest rates were adjusted to market rates for specified periods of time and currently range from 6.31% to 8.30%. As of December 31, 1998, the weighted average interest rate was 7.12%. Including the amortization of deferred financing costs, the all-in interest rate was 8.30%. The interest reduction periods expire prior to or at the loan maturity dates and range from 2000 to 2008.

     MORTGAGE NOTES PAYABLE TO THE IRVINE COMPANY: Two of the Operating Partnership's apartment communities are financed by mortgage notes payable to The Irvine Company. These mortgage notes totaled $49,517 and $50,397 at December 31, 1998 and 1997, respectively. The mortgage notes are collateralized by all-inclusive trust deeds on each of the apartment communities financed. They bore fixed interest rates of 5.75% at December 31, 1998, are fully amortizing and mature in 2015 and 2024. Interest incurred on the mortgage notes payable to The Irvine Company totaled $2,871, $2,920 and $2,966 for the years ended

                       IRVINE APARTMENT COMMUNITIES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

December 31, 1998, 1997 and 1996, respectively. The mortgage notes payable to The Irvine Company "wrap around" secured first trust deed notes payable to third-party financial institutions. The secured first trust deed notes totaled $49,890 and $50,651 as of December 31, 1998 and 1997, respectively.

     TAX-EXEMPT ASSESSMENT DISTRICT DEBT: In connection with the Offering, the Operating Partnership assumed certain tax-exempt assessment district debt of the predecessor entity. In conjunction with the purchase of land, the Operating Partnership assumed $2,771 in 1996 in tax-exempt assessment district debt. Tax-exempt assessment district debt represents debt issued by municipal government authorities to finance the construction of infrastructure and improvements. The debt obligations are repaid by the Operating Partnership through assessments.

     UNSECURED TAX-EXEMPT BOND FINANCINGS: In June 1998, the Operating Partnership completed a $334 million offering of unsecured tax-exempt debt at an average interest rate of 4.93% in three tranches ranging from 10 to 15 years. Proceeds from the offering were used to repay the Operating Partnership's existing tax-exempt mortgage debt and to pay costs associated with prepayment penalties and the unwinding of certain swap agreements. The Operating Partnership recorded an extraordinary item related to debt extinguishment of $42.5 million in June 1998.

     UNSECURED TERM LOAN: In November 1998, the Operating Partnership placed a $100 million unsecured term loan with two banks. The term loan is interest-only and bears interest at LIBOR plus 1.5%. The floating rate has been fixed through an interest rate swap agreement. The term loan is due in November 1999. The term loan can be extended for two six-month periods if the loan is not in default.

     UNSECURED NOTES PAYABLE: In October 1997, the Operating Partnership issued $100 million aggregate principal amount of 7% senior unsecured notes term pursuant to its shelf registration statement. The notes are due on October 1, 2007. Net proceeds from the offering of $97.9 million were used to repay indebtedness under the Operating Partnership's line of credit. The Operating Partnership was in compliance with all covenant requirements at December 31, 1998.

     UNSECURED LINE OF CREDIT: The Operating Partnership has a $250 million unsecured revolving credit facility that was amended in July 1998. The amended credit facility currently bears interest at LIBOR plus 0.65% or prime and matures in June 2001. The interest rates under the credit facility are adjusted up or down based on credit ratings on the Operating Partnership's senior unsecured long-term indebtedness. Under the credit facility, the Operating Partnership is able to borrow funds from the participating banks through a competitive bid process to obtain a lower interest rate. The Operating Partnership may also enter into letters of credit under the facility. Borrowings under the credit facility, which are guaranteed by the Company, are available to finance the Operating Partnership's ongoing rental property development, possible acquisitions and for general working capital needs. The Company and the Operating Partnership must comply with certain affirmative and negative covenants, including limitations on distributions, and the maintenance of certain net worth, cash flow and financial ratios. At December 31, 1998, the Company and the Operating Partnership were in compliance with all of these covenants. In 1998, the Company entered into letters of credit under the facility totaling $29.1 million related to acquisitions. The letters of credit reduce the remaining amount available under the line of credit. As of December 31, 1998, there was no outstanding balance under the line of credit and $220.9 million was available.

     INTEREST RATE SWAP AGREEMENT: The Operating Partnership uses an interest rate swap agreement to effectively convert its floating rate unsecured term loan to a fixed-rate basis, thus reducing the impact on future income of fluctuations in interest rates. The swap agreement terminates in 1999. The swap counterparty is a financial institution rated AAA by Standard & Poor's. The difference to be paid or received is accrued and included in interest expense as a yield adjustment and the related amount payable or receivable from the counterparty is included in accrued liabilities or other assets. Additionally, the Operating Partnership

                       IRVINE APARTMENT COMMUNITIES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

restructured several interest rate swaps related to the retired tax-exempt bonds in May 1995. One of the transactions reduces the interest expense on unsecured tax-exempt bond financings by approximately 30 basis points per year through 2001. At December 31, 1998, the average fixed interest rate paid to the counterparty was 4.88% and the average variable interest rate received was 5.56%. This resulted in a net interest receivable of $56 which was settled on January 20, 1999. Based on prevailing interest rates at December 31, 1998, the interest rate swap agreement had a fair value of $2,762.

     TREASURY RATE LOCK AGREEMENTS: The Operating Partnership entered into treasury rate lock agreements to hedge a planned debt offering of $100 million and lock into a treasury rate of 5.67%. In November 1998, the Operating Partnership terminated all of its outstanding treasury rate lock agreements because management determined that the planned debt offering would not occur. The cost of terminating these agreements was $7.8 million.

     CAPITALIZED INTEREST: The Company capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates. The average qualifying asset balance for projects under development was approximately $156.4 million, $76.6 million and $40.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. Interest capitalized was $12,280, $5,704 and $3,151 in 1998, 1997 and 1996, respectively.
Interest incurred totaled $40,102, $36,072 and $32,657 for the years ended December 31, 1998, 1997 and 1996, respectively.

     OTHER MATTERS: Mortgages and notes payable totaling $198,190 are subject to prepayment penalties.

MORTGAGES AND NOTES PAYABLE AT DECEMBER 31, 1998

                                                                        EXPIRATION OF
                                              OUTSTANDING    EFFECTIVE  INTEREST RATE  INTEREST RATE
                                               PRINCIPAL     INTEREST     REDUCTION        AFTER      MATURITY
                TYPE OF DEBT                    BALANCE        RATE        PERIOD         STEP-UP       DATE
                ------------                  -----------    ---------  -------------  -------------  --------
                                                                   (DOLLARS IN THOUSANDS)
Tax-exempt mortgage bond financings.........   $ 18,000        4.29%                                    4/25
Conventional mortgage financings:
  Bayport...................................      4,706        6.91%        7/08           9.25%        7/18
  Bayview...................................      3,397        6.91%        7/08           9.25%        7/18
  Baywood...................................     20,299        6.91%        7/08           9.25%        7/18
  Deerfield Phase I.........................      7,212        6.57%        7/02           8.90%        7/08
  Mariner Square............................      5,439        6.32%        9/00           8.50%        8/08
  The Parklands.............................      5,666        6.15%                                    4/04
  Parkwood..................................     12,195        6.31%        8/00           8.50%        7/08
  Promontory Point..........................     35,008        8.30%                                    8/00
  Rancho Mariposa...........................     12,336        7.75%                                    6/03
  San Paulo.................................      1,458        4.00%                                    1/13
  San Paulo.................................        700        3.00%                                    1/08
  Turtle Rock Vista.........................     12,931        6.31%        8/00           8.50%        7/08
  Woodbridge Pines..........................      8,192        6.91%        9/08           9.25%        8/18
                                               --------      ---------                                 -----
                                                129,539        7.12%                                    7/08
                                               --------      ---------                                 -----
Mortgage notes payable to The Irvine
  Company:
  Park West.................................     33,247        5.75%                                    7/24
  Rancho San Joaquin........................     16,270        5.75%                                    1/15
                                               --------      ---------                                 -----
                                                 49,517        5.75%                                    5/21
                                               --------      ---------                                 -----

                       IRVINE APARTMENT COMMUNITIES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        EXPIRATION OF
                                              OUTSTANDING    EFFECTIVE  INTEREST RATE  INTEREST RATE
                                               PRINCIPAL     INTEREST     REDUCTION        AFTER      MATURITY
                TYPE OF DEBT                    BALANCE        RATE        PERIOD         STEP-UP       DATE
                ------------                  -----------    ---------  -------------  -------------  --------
                                                                   (DOLLARS IN THOUSANDS)
Tax-exempt assessment district debt:
  Fixed rate................................      5,268        6.29%                                    7/17
  Variable rate.............................     16,024        3.51%                                    9/18
                                               --------      ---------                                 -----
                                                 21,292        4.20%                                    5/18
                                               --------      ---------                                 -----
Unsecured tax-exempt bond financings........    334,190        4.93%                                   11/09
                                               --------      ---------                                 -----
Unsecured term loan.........................    100,000        6.11%                                   11/99
                                               --------      ---------                                 -----
Unsecured notes payable.....................     99,280        7.10%                                   10/07
                                               --------      ---------                                 -----
Total/weighted average......................   $751,818        5.77%                                    5/09
                                               ========      =========                                 =====

SCHEDULED PRINCIPAL AMORTIZATION: MORTGAGES AND NOTES PAYABLE AT DECEMBER 31,
1998

                                                          YEAR OF MATURITY
                                     -----------------------------------------------------------
           TYPE OF DEBT                1999      2000      2001     2002     2003     THEREAFTER    TOTAL
           ------------              --------   -------   ------   ------   -------   ----------   --------
                                                             (DOLLARS IN THOUSANDS)
Tax-exempt mortgage bond
  financings.......................                                                    $ 18,000    $ 18,000
Conventional mortgage financings...  $  2,958   $36,754   $2,773   $3,000   $13,928      70,126     129,539
Mortgage notes payable to
  The Irvine Company...............       931       986    1,044    1,106     1,171      44,279      49,517
Tax-exempt assessment district
  debt.............................       326       522      583      642       668      18,551      21,292
Unsecured tax-exempt bond
  financings.......................                                                     334,190     334,190
Unsecured term loan................   100,000                                                       100,000
Unsecured notes payable............                                                      99,280      99,280
                                     --------   -------   ------   ------   -------    --------    --------
Totals.............................  $104,215   $38,262   $4,400   $4,748   $15,767    $584,426    $751,818
                                     ========   =======   ======   ======   =======    ========    ========
Percentage of debt.................     13.9%      5.1%     0.6%     0.6%      2.1%       77.7%      100.0%
                                     ========   =======   ======   ======   =======    ========    ========

NOTE 4 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheet for financial instruments approximate their fair value except as discussed below. The fair values of the conventional mortgage financings and the mortgage notes payable to The Irvine Company are estimated using discounted cash flow analyses and the Company's current estimated borrowing rates for similar types of borrowing arrangements. The interest rate used in the fair value calculation ranges from 6.3% to 7.3% based on the terms of the loan. As of December 31, 1998, the fair values of the conventional mortgage financings and the mortgage notes payable to The Irvine Company were $135,938 and $43,432, respectively. The fair values of the unsecured notes payable and unsecured tax-exempt bond financings based on the prevailing interest rates at December 31, 1998 were $89,096 and $339,886, respectively.

NOTE 5 -- MINORITY REDEEMABLE PREFERRED INTERESTS

     In January 1998, IAC Capital Trust issued 6.0 million of 8 1/4% Series A Preferred Securities. The proceeds of $150 million were used to purchase an equivalent amount of 8 1/4% Series A Preferred Limited Partner Units in the Operating Partnership. The Operating Partnership used the $150 million of proceeds, net of costs and offering expenses, all of which were paid by the Operating Partnership, to repay the outstanding balance on the Operating Partnership's credit facility and to fund development.

                       IRVINE APARTMENT COMMUNITIES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     In November 1998, the Operating Partnership issued 2.0 million of 8 3/4% Series B Preferred Limited Partner Units. The Operating Partnership used the net proceeds to reduce the outstanding balance on its unsecured line of credit.

NOTE 6 -- EQUITY

     In July 1996, the Company completed the sale of 1.49 million shares of common stock at $20.125 per share. The proceeds from this offering of $30.0 million, together with proceeds from the sale of newly issued common limited partnership units to The Irvine Company, totaled $60.0 million. Proceeds were used to repay $43 million of debt outstanding under the revolving credit facility. The remaining proceeds were used to fund ongoing development programs and for general corporate purposes.

     In February 1997, the Company sold 1.15 million shares of common stock at $27.50 per share. Concurrently, The Irvine Company, pursuant to its rights under the Operating Partnership Agreement, purchased 1.39 million additional common limited partnership units at $26.06 per unit (which is equal to the public offering price of the common stock less an amount equivalent to the underwriting discount) which are exchangeable for common stock on a one-for-one basis, subject to adjustment and certain limitations. The proceeds from the two transactions totaled $66 million and were used to repay all indebtedness outstanding under the credit facility and for general corporate purposes, including ongoing development activities on and off the Irvine Ranch.

     In May 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of common stock, preferred stock, and warrants to purchase common stock and preferred stock. The Company plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Availability under the Company's shelf registration statement was $350 million at December 31, 1998. Concurrently, the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. The Operating Partnership plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. On October 1, 1997, the Operating Partnership issued $100 million aggregate principal amount of 7% senior unsecured notes pursuant to its shelf registration statement. Availability under the Operating Partnership's shelf registration statement was $250 million at December 31, 1998.

     The Operating Partnership, pursuant to a Prospectus Supplement dated April 9, 1998, may issue from time to time up to $250 million aggregate initial offering price of its Medium-Term Notes, Series A due nine months or more from the date of issue. Issuances of Medium-Term Notes will reduce availability under the Operating Partnership's Registration Statement by the amount of Medium-Term Notes issued. Similarly, issuances of other debt securities under the Operating Partnership's Registration Statement will reduce the amount of Medium-Term Notes that may be used. As of December 31, 1998, there have been no issuances of Medium-Term Notes.

                       IRVINE APARTMENT COMMUNITIES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

RECONCILIATION OF COMMON LIMITED PARTNERSHIP UNITS OUTSTANDING

                                           FOR THE YEAR ENDED DECEMBER 31, 1998    FOR THE YEAR ENDED DECEMBER 31, 1997
                                           -------------------------------------   -------------------------------------
                                                     THE IRVINE                              THE IRVINE
                                           COMPANY    COMPANY     OTHER   TOTAL    COMPANY    COMPANY     OTHER   TOTAL
                                           -------   ----------   -----   ------   -------   ----------   -----   ------
                                                                (IN THOUSANDS, EXCEPT PERCENTAGES)
Balance at beginning of period...........  19,901      24,844       75    44,820   18,556      22,292             40,848
Stock options exercised and awards
  issued.................................      38                             38      156                            156
Dividend reinvestment plan and additional
  cash investment plan...................     225         108                333       39          27                 66
Common stock offerings and related cash
  contributions from The Irvine
  Company................................                                           1,150       1,394              2,544
Acquisition of Thompson Residential
  Company, Inc. assets...................                                                                   75        75
Contributions of property by The Irvine
  Company and certain of its
  affiliates.............................                                                       1,131              1,131
                                           ------      ------      ---    ------   ------      ------      ---    ------
Balance at end of period.................  20,164      24,952       75    45,191   19,901      24,844       75    44,820
                                           ======      ======      ===    ======   ======      ======      ===    ======
Ownership interest at end of period......    44.6%       55.2%     0.2%      100%    44.4%       55.4%     0.2%      100%
                                           ======      ======      ===    ======   ======      ======      ===    ======

     The following tables represent a reconciliation of the minority interest balances and the computation of the minority interest in income.

RECONCILIATION OF MINORITY INTEREST

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of period..............................  $210,307     $140,327
Minority interest in income.................................    10,425       32,179
Distributions...............................................   (37,958)     (35,203)
Cash contributions..........................................                 36,333
Contributions of property by The Irvine Company and certain
  of its affiliates.........................................                 33,905
Acquisition of Thompson Residential Company, Inc. assets....                  2,000
Contributions under dividend reinvestment plan and
  additional cash investment plan...........................     3,047          766
                                                              --------     --------
Balance at end of period....................................  $185,821     $210,307
                                                              ========     ========

COMPUTATION OF MINORITY INTEREST IN INCOME

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1998        1997         1996
                                                              --------    ---------    ---------
                                                                    (DOLLARS IN THOUSANDS)
Income before minority interest.............................  $18,781     $ 58,583     $ 41,192
Income allocated to the Company based on its ownership
  interest..................................................   (8,356)     (26,404)     (18,746)
                                                              -------     --------     --------
Minority interest in income.................................  $10,425     $ 32,179     $ 22,446
                                                              =======     ========     ========
Income allocated to The Irvine Company and certain of its
  affiliates based on their ownership interest..............  $10,394     $ 32,088     $ 22,446
Income allocated to Thompson Residential Company, Inc. based on
  its ownership interest....................................  $    31     $     91

NOTE 7 -- ACQUISITION OF THOMPSON RESIDENTIAL ASSETS

     In February 1997, the assets of Thompson Residential Company, Inc. ("TRC"), a privately held, Northern California-based multi-family development company were acquired for $2 million which was paid

                       IRVINE APARTMENT COMMUNITIES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

by the issuance of 74,523 common limited partnership units (exchangeable for common stock of the Company), using the average closing price of the Company's common stock for the ten trading days preceding the acquisition's closing date. In addition, TRC may be paid up to an additional $2 million in cash or common limited partnership units if an apartment community (The Hamptons) achieves certain performance targets. As of December 31, 1998, the performance targets have not been achieved.

NOTE 8 -- LAND RIGHTS AGREEMENT WITH THE IRVINE COMPANY

     The Company and The Irvine Company are parties to an exclusive land rights and non-competition agreement (the "Land Rights Agreement"). This agreement, which extends through July 31, 2020, provides the Company the exclusive right, but not the obligation, to acquire additional land sites which have been entitled for residential use and designated by The Irvine Company as ready for apartment development in accordance with the Master Plan. The determination to exercise an option with respect to a site is made solely by a majority of a committee of independent directors of the Company, whose members are unaffiliated with The Irvine Company. In addition, The Irvine Company and its chairman, Donald Bren, have agreed to conduct their apartment community development and ownership activities on the Irvine Ranch solely through the Company.

     Under terms of the Land Rights Agreement, through July 31, 2000, the purchase price for any apartment community sites acquired may be paid with either cash, common stock or common limited partnership units at the option of the Company. After July 31, 2000, the choice of consideration will revert to The Irvine Company.

NOTE 9 -- CERTAIN TRANSACTIONS WITH RELATED PARTIES

     Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative service agreement covering services for risk management, income taxes, human resources and other services of $185 for the year ended December 31, 1998. The amounts for the corresponding periods in 1997 and 1996 were $132 and $108, respectively. The Irvine Company and the Company jointly purchase employee health care insurance and property and casualty insurance. In addition, the Company incurred rent totaling $447, $384 and $349 for the years ended December 31, 1998, 1997 and 1996, respectively, related to leases with The Irvine Company that expire in 2003. For the years ended December 31, 1998, 1997 and 1996, The Irvine Company contributed $3,763, $766 and $354, respectively, in connection with stock issuances under the dividend reinvestment and additional cash investment plan.

     In March 1996, the Company acquired a development site known as Santa Maria for $3.3 million from The Irvine Company for the development of 227 rental units, pursuant to the Land Rights Agreement between the Company and The Irvine Company. The Company's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. As partial financing for the site acquisition, the Company assumed $2.8 million in tax-exempt assessment district debt. The balance of the purchase price was paid through the issuance of 28,358 additional common limited partnership units in the Operating Partnership to The Irvine Company. The common limited partnership units are exchangeable for common stock on a one-for-one basis, subject to adjustment and certain limitations.

     Concurrent with the Company's common stock offering in July 1996, The Irvine Company, pursuant to its rights under the Operating Partnership Agreement, purchased 1.49 million common limited partnership units at a price of $20.125 per unit (which is equal to the public offering price of common stock less an amount equivalent to the underwriting discount) or a total of $30.0 million. These units are exchangeable for common stock on a one-for-one basis, subject to adjustment and certain limitations.

                       IRVINE APARTMENT COMMUNITIES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     In July 1996, the Company acquired a development site known as The Colony for $3.5 million from The Irvine Company for the development of 245 rental units pursuant to the Land Rights Agreement between the Company and The Irvine Company. The Company's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. Of the total purchase price, $2.4 million was paid through the issuance of 115,544 additional common limited partnership units in the Operating Partnership to The Irvine Company. The common limited partnership units are exchangeable for common stock on a one-for-one basis, subject to adjustment and certain limitations.

     In December 1996, the Company acquired a development site known as Santa Rosa II for $6.0 million from The Irvine Company for the development of 207 rental units pursuant to the Land Rights Agreement between the Company and The Irvine Company. The Company's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. The purchase price was paid through the issuance of 244,857 additional common limited partnership units in the Operating Partnership to The Irvine Company. The common limited partnership units are exchangeable for common stock on a one-for-one basis, subject to adjustment and certain limitations.

     In February 1997, the Company acquired a development site known as Rancho Santa Fe for $8.4 million from The Irvine Company for the development of 316 rental units pursuant to the Land Rights Agreement between the Company and The Irvine Company. The Company's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. The purchase price was paid through the issuance of 313,439 additional common limited partnership units in the Operating Partnership to The Irvine Company. The common limited partnership units are exchangeable for common stock on a one-for-one basis, subject to adjustment and certain limitations. Pursuant to the terms of the acquisition, a portion of the common limited partnership units in the Operating Partnership are subject to forfeiture if the apartment community developed on the site does not achieve a 10% unleveraged return on costs for the first twelve months following stabilized occupancy.

     Concurrent with the Company's common stock offering in February 1997, The Irvine Company, pursuant to its rights under the Operating Partnership Agreement, purchased 1.39 million common limited partnership units at a price of $26.06 per unit (which is equal to the public offering price of the common stock less an amount equivalent to the underwriting discount) or a total of $36.2 million. These units are exchangeable for common stock on a one-for-one basis, subject to adjustment and certain limitations.

     In October 1997, the Company acquired a development site known as Sonoma for $5.7 million from The Irvine Company for the development of 196 rental units pursuant to the Land Rights Agreement between the Company and The Irvine Company. The Company's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. The purchase price was paid through the issuance of 179,433 additional common limited partnership units in the Operating Partnership to The Irvine Company. The common limited partnership units are exchangeable for common stock on a one-for-one basis, subject to adjustment and certain limitations. Pursuant to the terms of the acquisition, a portion of the common limited partnership units in the Operating Partnership are subject to forfeiture if the apartment community developed on the site does not achieve a 10% unleveraged return on costs for the first twelve months following stabilized occupancy.

     In December 1997, the Company acquired a development site known as Stonecrest, located in San Diego County, for $9.5 million from an affiliate of The Irvine Company for the development of 326 rental units. The Company's board committee of independent directors approved the purchase. The purchase price was paid through the issuance of 305,707 additional common limited partnership units in the Operating Partnership to an affiliate of The Irvine Company. Of the common limited partnership units issued, 199,011 are exchangeable for common stock on a one-for-one basis and 106,696 common limited partnership units are not exchangeable for common stock absent approval of the shareholders of the Company.

                       IRVINE APARTMENT COMMUNITIES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     In December 1997, the Company acquired a development site known as Brittany for $10.3 million from The Irvine Company for the development of 393 rental units pursuant to the Land Rights Agreement between the Company and The Irvine Company. The Company's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. The purchase price was paid through the issuance of 332,060 additional common limited partnership units in the Operating Partnership to The Irvine Company. The common limited partnership units are exchangeable for common stock on a one-for-one basis, subject to adjustment and certain limitations.

     One of the Company's directors is chairman of a bank which participates in the Operating Partnership's credit facility. Based on the bank's percentage participation in the credit facility, the Company estimates that the amount of interest and fees paid to the bank totaled $364, $279 and $245 in 1998, 1997 and 1996, respectively.

NOTE 10 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1998          1997          1996
                                                              ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Numerator for basic and diluted earnings per share --
     Net income.............................................    $ 8,356       $26,404       $18,746
                                                                =======       =======       =======
Denominator:
  Denominator for basic earnings per share -- weighted
     average shares outstanding.............................     20,040        19,656        17,732
  Effect of dilutive securities:
     Stock plans............................................        105           137           151
                                                                -------       -------       -------
  Denominator for diluted earnings per share --
     Adjusted weighted average shares after effect of
       dilutive securities..................................     20,145        19,793        17,883
                                                                =======       =======       =======
Basic earnings per share:
  Income before extraordinary item and minority interest in
     income.................................................    $  1.36
  Extraordinary item related to debt extinguishment.........      (0.94)
                                                                -------
Basic Earnings Per Share....................................    $  0.42       $  1.34       $  1.06
                                                                =======       =======       =======
Diluted earnings per share:
  Income before extraordinary item and minority interest in
     income.................................................    $  1.35
  Extraordinary item related to debt extinguishment.........      (0.94)
                                                                -------
Diluted Earnings Per Share..................................    $  0.41       $  1.33       $  1.05
                                                                =======       =======       =======

     Options to purchase 333,000 and 51,000 shares of common stock were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Convertible common limited partnership units totaling 24,981,000, 23,930,000 and 21,221,000 were outstanding during 1998,
1997 and 1996, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

     In January 1998, the Trust issued 6.0 million of 8 1/4% Series A Preferred Securities. The proceeds were used to purchase an equivalent amount of 8 1/4% Series A Preferred Limited Partner Units in the Operating

                       IRVINE APARTMENT COMMUNITIES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Partnership. Income will be allocated to the Series A Preferred Limited Partner Unit Holders at an annual rate of 8 1/4%.

     In November 1998, the Operating Partnership issued 2.0 million of 8 3/4% Series B Preferred Limited Partner Units. Income will be allocated to the Series B Preferred Limited Partner Units Holders at an annual rate of 8 3/4%.

NOTE 11 -- STOCK PLANS

     EMPLOYEE STOCK OPTION PLAN: The Company has adopted long-term stock incentive plans that provide for awards of non-qualified or incentive stock options, stock appreciation rights, performance awards, restricted stock, restricted stock units and stock unit awards. The plans limit the number of shares of common stock to be issued with respect to these awards to 5% of the total common limited partnership units and common stock outstanding from time to time. The non-qualified stock options in the table below vest in equal installments over a three-year period from the date of grant and expire ten years from the grant dates.

NON-QUALIFIED STOCK OPTION TRANSACTIONS

                                                            NUMBER       EXERCISE PRICE
                                                          OF OPTIONS       PER SHARE
                                                          ----------    ----------------
Outstanding at December 31, 1995........................    499,000     $15.88 to $17.50
Granted.................................................     10,000               $20.00
Exercised...............................................    (66,667)    $16.13 to $17.50
Canceled................................................    (33,333)              $16.13
                                                           --------     ----------------
Outstanding at December 31, 1996........................    409,000     $15.88 to $20.00
Granted.................................................    265,000     $26.63 to $29.81
Exercised...............................................   (139,666)    $15.88 to $17.50
Canceled................................................    (95,001)    $15.88 to $26.88
                                                           --------     ----------------
Outstanding at December 31, 1997........................    439,333     $16.13 to $29.81
Granted.................................................    269,000     $29.81 to $32.06
Exercised...............................................    (29,834)    $16.13 to $26.88
Canceled................................................    (49,666)    $20.00 to $32.06
                                                           --------     ----------------
Outstanding at December 31, 1998........................    628,833     $16.13 to $32.06
                                                           ========     ================
Vested and exercisable at December 31, 1998.............    234,499     $16.13 to $29.50
                                                           ========     ================

     The restricted stock awards of the Company's President and Chief Executive Officer vest over four years. The restricted stock performance awards issued to other officers vest over a five-year period provided that the Company meets certain financial targets.

                       IRVINE APARTMENT COMMUNITIES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

PERFORMANCE AWARD TRANSACTIONS

                                                              NUMBER OF AWARDS
                                                              ----------------
Outstanding at December 31, 1995............................       325,000
Granted.....................................................        10,000
Issued......................................................       (20,000)
Canceled....................................................       (82,049)
                                                                  --------
Outstanding at December 31, 1996............................       232,951
Granted.....................................................        96,500
Issued......................................................       (62,951)
Canceled....................................................      (105,710)
                                                                  --------
Outstanding at December 31, 1997............................       160,790
Granted.....................................................        75,500
Issued......................................................       (15,000)
Canceled....................................................       (15,797)
                                                                  --------
Outstanding at December 31, 1998............................       205,493
                                                                  ========
Vested at December 31, 1998.................................        31,703
                                                                  ========

     The total number of shares available to be granted at December 31, 1998 under these plans was 1,121,606.

     DIRECTORS' STOCK OPTION PLAN: The 1993 Stock Option Plan for Directors was amended in 1998. The amended plan allows for 250,000 shares that may be granted to independent directors and increases the annual number of options that may be granted to 2,500. Grants of fully vested options to purchase 5,000 shares of common stock at the market price on the grant date were made to each independent director immediately following the Offering. Additionally, grants of fully vested options to purchase 1,000 shares of common stock at the market price on the grant date were made to each independent director immediately following each annual shareholders' meeting from 1995 to 1997. In 1998, this amount was increased to 2,500. These options are fully vested when granted and are exercisable for ten years from the grant dates.

DIRECTORS' OPTION TRANSACTIONS

                                                            NUMBER       EXERCISE PRICE
                                                          OF OPTIONS       PER SHARE
                                                          ----------    ----------------
Outstanding at December 31, 1995........................    30,000      $15.63 to $17.44
Granted.................................................     5,000                $20.06
                                                           -------      ----------------
Outstanding at December 31, 1996........................    35,000      $15.63 to $20.06
Granted.................................................     5,000                $26.75
Exercised...............................................    (7,000)     $15.63 to $20.06
                                                           -------      ----------------
Outstanding at December 31, 1997........................    33,000      $15.63 to $26.75
Granted.................................................    12,500                $30.13
                                                           -------      ----------------
Outstanding at December 31, 1998........................    45,500      $15.63 to $30.13
                                                           =======      ================
Available for future grant..............................   197,500
                                                           =======

     EQUITY COMPENSATION PLANS: The Company applies APB Opinion No. 25 and related interpretations in accounting for its equity compensation plans as described above. Accordingly, no compensation cost has been recognized for its stock option plans. Compensation cost for the Company's other stock-based compensation plans has been determined utilizing the fair value of the award over the service period. Had the Company

                       IRVINE APARTMENT COMMUNITIES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

applied FAS Statement No. 123 for stock-based compensation, it would have resulted in net income and earnings per share amounts that approximate the amounts reported. Under FAS Statement No. 123, the fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.69%, 6.43%, and 6.46%; dividend yields of 4.82%, 5.27% and 7.09%; volatility factors of the expected market price of the Company's common stock of 0.191, 0.184 and 0.204; and a weighted average expected life of the options of seven years.

NOTE 12 -- SAVINGS PLAN

     Effective January 1, 1994, the Company implemented a defined contribution 401(k) benefit plan covering substantially all employees who have satisfied minimum age and service requirements. The Company matches employee contributions up to 50%, within certain limits, which are accrued as incurred. The Company also makes contributions to this plan for each participant generally equal to 3% of the participant's base salary. The aggregate cost of these contributions by the Company was $178, $125 and $122 in 1998, 1997 and 1996, respectively.

NOTE 13 -- AGREEMENTS, COMMITMENTS AND CONTINGENCIES

     MANAGEMENT AGREEMENT: The Company has a management agreement with IAMC whereby IAMC has the exclusive right to manage all of the Company's properties located on the Irvine Ranch and, to the extent practical, any other properties. Management fees range from $15/unit/month to $28/unit/month depending on whether the property is in lease-up or stabilized. The agreement expires in March 2001.

     LITIGATION: The Company is party to various legal actions which are incidental to its business. Management believes that these actions will not have a material adverse effect on the Company's consolidated financial statements.

     ASSESSMENT DISTRICTS: In some of the local jurisdictions within Orange County where the predecessor entity developed property, assessment districts were formed by local governments to finance major infrastructure improvements. At December 31, 1998, the Company had $37.9 million of assessment district debt, of which $21.3 million was reflected in the balance sheet.

     EXCHANGE RIGHTS: The Irvine Company and certain of its affiliates have the right to exchange up to one-third of the total common limited partnership units owned by them for shares of common stock in each twelve-month period commencing on December 8 of each year at an exchange ratio of one-to-one, subject to adjustment in certain events. These exchanges are subject to certain restrictions including percentage ownership limits.

     COMPANY'S OBLIGATION TO PURCHASE TENDERED OPERATING PARTNERSHIP UNITS: The Irvine Company and certain of its affiliates have the right to sell to the Company for cash generally up to one-third of its common limited partnership units in each twelve-month period commencing on December 8 of each year. These sales are subject to certain restrictions. The Company is to purchase the tendered interests at a purchase price equal to the average of the daily market prices for the common stock of the Company for the ten consecutive trading days immediately preceding the date of receipt by the Company of a notice of cash tender. The Company is to pay for these interests solely with the net proceeds of an offering of the Company's common stock. The Company and certain of its affiliates would bear the costs of sale (other than underwriting discounts and commissions). The Irvine Company and certain of its affiliates would bear all market risk if the market price at closing was less than the purchase price as determined on the date of tender. Any proceeds of the offering in excess of the purchase price would be for the sole benefit of the Company.

                       IRVINE APARTMENT COMMUNITIES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     RENT RESTRICTIONS: As of December 31, 1998, 18.1% of the apartment units within the Company's portfolio were required to be set aside for residents within certain income levels and had limitations on the rent that could be charged to such tenants. The rental revenue from five of these projects includes governmental rent subsidy payments of $3,921, $3,903 and $3,977 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 14 -- ACQUISITION OFFER FROM THE IRVINE COMPANY

     On February 1, 1999, the Company and TIC Acquisition LLC, a wholly-owned subsidiary of The Irvine Company, entered into a definitive merger agreement providing for the acquisition by TIC Acquisition LLC of all the outstanding common shares of the Company in a business combination for $34 per share in cash. Because the terms of the transaction are subject to various approvals, there can be no assurance that the transaction will be consummated.

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                               --------    --------    ------------    -----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1998 QUARTERS ENDED
Revenues.....................................  $51,569     $ 53,309      $56,537         $59,422
Expenses.....................................  $33,790     $ 33,278      $34,968         $45,252
Extraordinary item...........................              $(42,451)
Net income (loss)............................  $ 6,816     $(11,359)     $ 8,226         $ 4,673
Basic and diluted earnings (loss) per
  share......................................  $  0.34     $  (0.57)     $  0.41         $  0.23

1997 QUARTERS ENDED
Revenues.....................................  $43,280     $ 44,673      $48,913         $50,079
Expenses.....................................  $29,761     $ 29,583      $34,567         $34,451
Net income...................................  $ 6,111     $  6,809      $ 6,479         $ 7,005
Basic and diluted earnings per share.........  $  0.32     $   0.34      $  0.33         $  0.35

                       IRVINE APARTMENT COMMUNITIES, INC.

     SCHEDULE III -- CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                    GROSS AMOUNT AT WHICH
                                                             CARRIED AT DECEMBER 31, 1998(A)(B)
                                 NUMBER                     -------------------------------------
                                   OF                                  BUILDINGS AND                ACCUMULATED     DATE OF
APARTMENT COMMUNITY NAME (CITY)  UNITS    ENCUMBRANCES(C)   LAND(E)    IMPROVEMENTS      TOTAL      DEPRECIATION   COMPLETION
-------------------------------  ------   ---------------   --------   -------------   ----------   ------------   ----------
PROPERTIES STABILIZED FOR ALL
  OF 1998:
  IRVINE
    Amherst Court.............     162                      $  1,430    $   11,373     $   12,803     $  3,049           1991
    Berkeley Court............     152                           858         8,299          9,157        3,256           1986
    Cedar Creek...............     176                           519         8,718          9,237        3,534           1985
    Columbia Court............      58                           321         2,715          3,036        1,040           1984
    Cornell Court.............     109                           785         5,091          5,876        1,921           1984
    Cross Creek...............     136                           561         7,351          7,912        2,998           1985
    Dartmouth Court...........     294                         2,674        17,493         20,167        6,493           1986
    Deerfield.................     288       $  7,212          3,810        11,972         15,782        5,101        1975/83
    Harvard Court.............     112                         1,034         5,901          6,935        2,281           1986
    Northwood Park............     168                         1,246         8,547          9,793        3,551           1985
    Northwood Place...........     604                         4,613        34,748         39,361       13,011           1986
    Orchard Park..............      60                         1,138         2,138          3,276          957           1982
    Park West.................     880         33,247         18,768        54,174         72,942       29,742     1970/71/72
    Parkwood..................     296         12,195          7,667        13,060         20,727        5,659           1974
    Rancho San Joaquin........     368         16,270          7,910        28,618         36,528       14,410           1976
    San Carlo.................     354                         2,790        26,107         28,897        7,343           1989
    San Leon..................     248                         1,779        14,627         16,406        5,233           1987
    San Marco.................     426                         2,977        24,574         27,551        7,598           1988
    San Marino................     200                         1,425        11,661         13,086        4,398           1986
    San Mateo.................     283                         1,482        18,733         20,215        4,857           1990
    San Paulo.................     382          2,158          1,956        26,984         28,940        4,170           1993
    San Remo..................     248                         1,820        14,400         16,220        5,231        1986/88
    Santa Clara...............     378                         3,761        31,027         34,788        3,476           1996
    Santa Maria...............     227                         3,343        19,174         22,517        1,326           1997
    Santa Rosa................     368                         3,277        27,615         30,892        3,267           1996
    Stanford Court............     320                         2,202        14,354         16,556        5,971           1985
    The Parklands.............     121          5,666             68         7,471          7,539        2,841           1983
    Turtle Rock Canyon........     217                         1,889        20,191         22,080        4,904           1991
    Turtle Rock Vista.........     252         12,931          6,327        13,578         19,905        6,026        1976/77
    Villa Coronado............     513                         5,842        38,147         43,989        4,569           1996
    Windwood Glen.............     196                         1,266         9,763         11,029        3,715           1985
    Windwood Knoll............     248                         1,111        11,917         13,028        4,439           1983
    Woodbridge Oaks...........     120                           832         6,868          7,700        2,602           1983
    Woodbridge Pines..........     220          8,192          5,755        10,788         16,543        4,699           1976
    Woodbridge Villas.........     258                         4,353         9,549         13,902        4,245           1982
    Woodbridge Willows........     200                         1,421        11,563         12,984        5,425           1984
                                 -----       --------       --------    ----------     ----------     --------
                                 9,642         97,871        109,010       589,289        698,299      193,338
                                 -----       --------       --------    ----------     ----------     --------
  NEWPORT BEACH
    Baypointe.................     300                         4,190        28,715         32,905        1,738           1997
    Bayport...................     104          4,706          3,146         4,273          7,419        1,954           1971
    Bayview...................      64          3,397          2,353         2,983          5,336        1,385           1971
    Baywood...................     388         20,299         10,809        20,823         31,632        8,752        1973/84
    Mariner Square............     114          5,439            392         5,240          5,632        3,622           1969
    Newport North.............     570                         8,849        31,717         40,566       11,643           1986
    Newport Ridge.............     512                         9,542        45,150         54,692        4,757           1996
    Promontory Point..........     520         35,008         18,775        41,942         60,717       18,843           1974
                                 -----       --------       --------    ----------     ----------     --------
                                 2,572         68,849         58,056       180,843        238,899       52,694
                                 -----       --------       --------    ----------     ----------     --------


                                 DEPRECIABLE
APARTMENT COMMUNITY NAME (CITY)    LIFE(D)
-------------------------------  -----------
PROPERTIES STABILIZED FOR ALL
  OF 1998:
  IRVINE
    Amherst Court.............    5-40 yrs.
    Berkeley Court............    5-40 yrs.
    Cedar Creek...............    5-40 yrs.
    Columbia Court............    5-40 yrs.
    Cornell Court.............    5-40 yrs.
    Cross Creek...............    5-40 yrs.
    Dartmouth Court...........    5-40 yrs.
    Deerfield.................    5-40 yrs.
    Harvard Court.............    5-40 yrs.
    Northwood Park............    5-40 yrs.
    Northwood Place...........    5-40 yrs.
    Orchard Park..............    5-40 yrs.
    Park West.................    5-40 yrs.
    Parkwood..................    5-40 yrs.
    Rancho San Joaquin........    5-40 yrs.
    San Carlo.................    5-40 yrs.
    San Leon..................    5-40 yrs.
    San Marco.................    5-40 yrs.
    San Marino................    5-40 yrs.
    San Mateo.................    5-40 yrs.
    San Paulo.................    5-40 yrs.
    San Remo..................    5-40 yrs.
    Santa Clara...............    5-40 yrs.
    Santa Maria...............    5-40 yrs.
    Santa Rosa................    5-40 yrs.
    Stanford Court............    5-40 yrs.
    The Parklands.............    5-40 yrs.
    Turtle Rock Canyon........    5-40 yrs.
    Turtle Rock Vista.........    5-40 yrs.
    Villa Coronado............    5-40 yrs.
    Windwood Glen.............    5-40 yrs.
    Windwood Knoll............    5-40 yrs.
    Woodbridge Oaks...........    5-40 yrs.
    Woodbridge Pines..........    5-40 yrs.
    Woodbridge Villas.........    5-40 yrs.
    Woodbridge Willows........    5-40 yrs.
  NEWPORT BEACH
    Baypointe.................    5-40 yrs.
    Bayport...................    5-40 yrs.
    Bayview...................    5-40 yrs.
    Baywood...................    5-40 yrs.
    Mariner Square............    5-40 yrs.
    Newport North.............    5-40 yrs.
    Newport Ridge.............    5-40 yrs.
    Promontory Point..........    5-40 yrs.

                                                                    GROSS AMOUNT AT WHICH
                                                             CARRIED AT DECEMBER 31, 1998(A)(B)
                                 NUMBER                     -------------------------------------
                                   OF                                  BUILDINGS AND                ACCUMULATED     DATE OF
APARTMENT COMMUNITY NAME (CITY)  UNITS    ENCUMBRANCES(C)   LAND(E)    IMPROVEMENTS      TOTAL      DEPRECIATION   COMPLETION
-------------------------------  ------   ---------------   --------   -------------   ----------   ------------   ----------
  TUSTIN
    Rancho Alisal.............      356                     $  3,558    $   20,269     $   23,827     $  7,003        1988/91
    Rancho Maderas............      266                        1,144        16,365         17,509        4,637           1989
    Rancho Mariposa...........      238      $ 12,336            683        16,373         17,056        3,548           1992
    Rancho Monterey...........      436                        6,823        34,010         40,833        3,589           1996
    Rancho Tierra.............      252                        1,215        16,554         17,769        4,830           1989
    Sierra Vista..............      306                        2,318        23,001         25,319        4,886           1992
                                 ------      --------       --------    ----------     ----------     --------
                                  1,854        12,336         15,741       126,572        142,313       28,493
                                 ------      --------       --------    ----------     ----------     --------
  LA JOLLA
    Villas of Renaissance.....      923                       23,075       111,765        134,840        4,180           1992
                                 ------      --------       --------    ----------     ----------     --------
TOTAL PROPERTIES STABILIZED FOR
  ALL OF 1998.................   14,991       179,056        205,882     1,008,469      1,214,351      278,705
                                 ------      --------       --------    ----------     ----------     --------
PROPERTIES STABILIZED OR
  ACQUIRED DURING 1998:
    The Colony at Fashion
      Island (Newport Beach)...     245                        3,545        42,132         45,677        1,046           1998
    Rancho Santa Fe (Tustin)...     316                        8,408        29,614         38,022          618           1998
    Santa Rosa II (Irvine)....      207                        5,999        20,636         26,635          476           1998
    One Park Place (Irvine)...      216        18,000          5,720        22,532         28,252           99
                                 ------      --------       --------    ----------     ----------     --------
TOTAL PROPERTIES STABILIZED OR
  ACQUIRED DURING 1998:.......      984        18,000         23,672       114,914        138,586        2,239
                                 ------      --------       --------    ----------     ----------     --------
TOTAL STABILIZED PORTFOLIO....   15,975       197,056        229,554     1,123,383      1,352,937      280,944
                                 ------      --------       --------    ----------     ----------     --------
DELIVERED UNITS IN PROJECTS
  UNDER DEVELOPMENT
    The Hamptons at Cupertino
      (Cupertino).............      342                       15,000        36,923         51,923          359
    Sonoma at Oak Creek
      (Irvine)................      122                        3,551        12,240         15,791           66
    Other.....................                                                 331            331           80
                                 ------      --------       --------    ----------     ----------     --------
TOTAL DELIVERED UNITS.........      464                       18,551        49,494         68,045          505
                                 ------      --------       --------    ----------     ----------     --------
TOTAL STABILIZED AND
  DELIVERED...................   16,439       197,056        248,105     1,172,877      1,420,982      281,449
                                 ------      --------       --------    ----------     ----------     --------
UNITS UNDER DEVELOPMENT
    Sonoma at Oak Creek
      (Irvine)................       74                        2,146         6,450          8,596
    Brittany at Oak Creek
      (Irvine)................      393                       10,325        23,486         33,811
    Bellagio (Park Place,
      Irvine).................    1,226                       40,000         2,842         42,842
    Arcadia at Stonecrest
      (San Diego).............      336                        9,475        14,692         24,167
    The Colony at Aventine
      (La Jolla)..............      232                        7,950         4,861         12,811
    The Villas at Bair Island
      Marina (Redwood City)...      155                        3,900         9,739         13,639
    1221 Ocean Avenue
      (Santa Monica)..........      119                       24,000        28,667         52,667
    Lonestar (Redwood City)...      206                        4,600           938          5,538
    Olson Ranch (Sunnyvale)...      298                                      1,969          1,969
    Other.....................                                               9,331          9,331
                                 ------      --------       --------    ----------     ----------     --------
TOTAL UNITS UNDER DEVELOPMENT..   3,039                      102,396       102,975        205,371
                                 ------      --------       --------    ----------     ----------     --------
        TOTAL.................   19,478      $197,056       $350,501    $1,275,852     $1,626,353     $281,449
                                 ======      ========       ========    ==========     ==========     ========


                                 DEPRECIABLE
APARTMENT COMMUNITY NAME (CITY)    LIFE(D)
-------------------------------  -----------
  TUSTIN
    Rancho Alisal.............    5-40 yrs.
    Rancho Maderas............    5-40 yrs.
    Rancho Mariposa...........    5-40 yrs.
    Rancho Monterey...........    5-40 yrs.
    Rancho Tierra.............    5-40 yrs.
    Sierra Vista..............    5-40 yrs.
  LA JOLLA
    Villas of Renaissance.....    5-40 yrs.
TOTAL PROPERTIES STABILIZED FOR
  ALL OF 1998.................
PROPERTIES STABILIZED OR
  ACQUIRED DURING 1998:
    The Colony at Fashion
      Island (Newport Beach)...   5-40 yrs.
    Rancho Santa Fe (Tustin)...   5-40 yrs.
    Santa Rosa II (Irvine)....    5-40 yrs.
    One Park Place (Irvine)...    5-40 yrs.
TOTAL PROPERTIES STABILIZED OR
  ACQUIRED DURING 1998:.......
TOTAL STABILIZED PORTFOLIO....
DELIVERED UNITS IN PROJECTS
  UNDER DEVELOPMENT
    The Hamptons at Cupertino
      (Cupertino).............    5-40 yrs.
    Sonoma at Oak Creek
      (Irvine)................    5-40 yrs.
    Other.....................
TOTAL DELIVERED UNITS.........
TOTAL STABILIZED AND
  DELIVERED...................
UNITS UNDER DEVELOPMENT
    Sonoma at Oak Creek
      (Irvine)................
    Brittany at Oak Creek
      (Irvine)................
    Bellagio (Park Place,
      Irvine).................
    Arcadia at Stonecrest
      (San Diego).............
    The Colony at Aventine
      (La Jolla)..............
    The Villas at Bair Island
      Marina (Redwood City)...
    1221 Ocean Avenue
      (Santa Monica)..........
    Lonestar (Redwood City)...
    Olson Ranch (Sunnyvale)...
    Other.....................
TOTAL UNITS UNDER DEVELOPMENT..
        TOTAL.................

---------------
Notes:

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

     A summary of activity of real estate and accumulated depreciation is as follows:

                                                                      DECEMBER 31,
                                                         --------------------------------------
                      REAL ESTATE                           1998          1997          1996
                      -----------                        ----------    ----------    ----------
Balance at beginning of year...........................  $1,372,807    $1,084,234    $1,005,633
Additions:
  Through cash expenditures............................     235,546       252,668        66,857
  Through assumption of tax-exempt debt................      18,000                       2,771
  Through issuance of Operating Partnership units......                    35,905         8,973
                                                         ----------    ----------    ----------
Balance at end of year.................................  $1,626,353    $1,372,807    $1,084,234
                                                         ==========    ==========    ==========

                                                                      DECEMBER 31,
                                                         --------------------------------------
               ACCUMULATED DEPRECIATION                     1998          1997          1996
               ------------------------                  ----------    ----------    ----------
Balance at beginning of year...........................  $  248,245    $  219,193    $  192,106
Charges to depreciation expense........................      33,204        29,052        27,087
                                                         ----------    ----------    ----------
Balance at end of period...............................  $  281,449    $  248,245    $  219,193
                                                         ==========    ==========    ==========

                       IRVINE APARTMENT COMMUNITIES, INC.

                         REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Shareholders
Irvine Apartment Communities, Inc.

     We have audited the accompanying consolidated balance sheets of Irvine Apartment Communities, Inc. (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule on pages F-21 to F-23. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Newport Beach, California
February 1, 1999

                       IRVINE APARTMENT COMMUNITIES, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
ASSETS
Real estate assets, at cost Land............................  $  248,105    $  208,687
Buildings and improvements..................................   1,172,877     1,015,696
                                                              ----------    ----------
                                                               1,420,982     1,224,383
Accumulated depreciation....................................    (281,449)     (248,245)
                                                              ----------    ----------
                                                               1,139,533       976,138
Under development, including land...........................     205,371       148,424
                                                              ----------    ----------
                                                               1,344,904     1,124,562
Cash and cash equivalents...................................       4,888         4,624
Restricted cash.............................................       1,653         1,464
Deferred financing costs, net of accumulated amortization of
  $8,814 in 1998 and $10,659 in 1997........................      12,159        19,079
Other assets................................................      11,020        13,948
                                                              ----------    ----------
                                                              $1,374,624    $1,163,677
                                                              ==========    ==========
LIABILITIES
Mortgages and notes payable
  Tax-exempt mortgage bond financings.......................  $   18,000    $  325,644
  Conventional mortgage financings..........................     129,539       132,256
  Mortgage notes payable to The Irvine Company..............      49,517        50,397
  Tax-exempt assessment district debt.......................      21,292        21,544
  Unsecured tax-exempt bond financings......................     334,190
  Unsecured term loan.......................................     100,000
  Unsecured notes payable...................................      99,280        99,222
  Unsecured line of credit..................................                    75,000
                                                              ----------    ----------
                                                                 751,818       704,063
Accounts payable and accrued liabilities....................      38,871        30,689
Security deposits...........................................       9,467         7,698
                                                              ----------    ----------
                                                                 800,156       742,450
                                                              ----------    ----------
REDEEMABLE PREFERRED INTERESTS
Redeemable Series A preferred limited partner units, 6,000
  preferred partnership units outstanding at December 31,
  1998......................................................     144,097
Redeemable Series B preferred limited partner units, 2,000
  preferred partnership units outstanding at December 31,
  1998......................................................      48,692
                                                              ----------
                                                                 192,789
                                                              ----------
PARTNERS' CAPITAL
45,191 and 44,820 common partnership units outstanding at
  December 31, 1998 and 1997, respectively
General Partner, 20,164 and 19,901 common partnership units
  outstanding at December 31, 1998 and 1997, respectively...     195,858       210,920
Limited Partners, 25,027 and 24,919 common partnership units
  outstanding at December 31, 1998 and 1997, respectively...     185,821       210,307
                                                              ----------    ----------
                                                                 381,679       421,227
                                                              ----------    ----------
                                                              $1,374,624    $1,163,677
                                                              ==========    ==========

                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                1998           1997           1996
                                                             -----------    -----------    -----------
                                                              (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
REVENUES
Rental income..............................................   $213,296       $181,902       $154,925
Other income...............................................      6,077          4,203          3,162
Interest income............................................      1,464            840            611
                                                              --------       --------       --------
                                                               220,837        186,945        158,698
                                                              --------       --------       --------
EXPENSES
Property expenses..........................................     49,398         44,556         38,361
Real estate taxes..........................................     17,209         15,013         13,496
Interest expense, net......................................     27,822         30,368         29,506
Amortization of deferred financing costs...................      1,942          2,369          2,627
Depreciation and amortization..............................     33,802         29,309         27,239
General and administrative.................................      9,352          6,747          6,277
Loss on settlement of unused treasury locks................      7,763
                                                              --------       --------       --------
                                                               147,288        128,362        117,506
                                                              --------       --------       --------
Income before extraordinary item and redeemable preferred
  interests................................................     73,549         58,583         41,192
Extraordinary item related to debt extinguishment..........    (42,451)
                                                              --------       --------       --------
Income before redeemable preferred interests...............     31,098         58,583         41,192
Redeemable preferred interests.............................     12,317
                                                              --------       --------       --------
NET INCOME.................................................   $ 18,781       $ 58,583       $ 41,192
                                                              ========       ========       ========
ALLOCATION OF NET INCOME
General Partner............................................   $  8,356       $ 26,404       $ 18,746
Limited Partners...........................................   $ 10,425       $ 32,179       $ 22,446
                                                              ========       ========       ========
EARNINGS PER UNIT
Basic......................................................   $   0.42       $   1.34       $   1.06
Diluted....................................................   $   0.41       $   1.34       $   1.05
                                                              ========       ========       ========

                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                       CONSOLIDATED STATEMENTS OF CHANGES
                              IN PARTNERS' CAPITAL

                                                      GENERAL PARTNER    LIMITED PARTNERS     TOTAL
                                                      ---------------    ----------------    --------
                                                                      (IN THOUSANDS)
PARTNERS' CAPITAL
Balance at January 1, 1996........................       $155,433            $109,133        $264,566
  Net income......................................         18,746              22,446          41,192
  Contributions...................................         31,385              39,327          70,712
  Distributions...................................        (25,547)            (30,579)        (56,126)
                                                         --------            --------        --------
Balance at December 31, 1996......................        180,017             140,327         320,344
  Net income......................................         26,404              32,179          58,583
  Contributions...................................         33,384              73,004         106,388
  Distributions...................................        (28,885)            (35,203)        (64,088)
                                                         --------            --------        --------
Balance at December 31, 1997......................        210,920             210,307         421,227
  Net income......................................          8,356              10,425          18,781
  Contributions...................................          7,011               3,047          10,058
  Distributions...................................        (30,429)            (37,958)        (68,387)
                                                         --------            --------        --------
                                                         $195,858            $185,821        $381,679
                                                         ========            ========        ========
COMMON PARTNERSHIP UNITS OUTSTANDING
Balance at January 1, 1996........................         16,975              20,397          37,372
  Additional common partnership units issued......          1,581               1,895           3,476
                                                         --------            --------        --------
Balance at December 31, 1996......................         18,556              22,292          40,848
  Additional common partnership units issued......          1,345               2,627           3,972
                                                         --------            --------        --------
Balance at December 31, 1997......................         19,901              24,919          44,820
  Additional common partnership units issued......            263                 108             371
                                                         --------            --------        --------
Balance at December 31, 1998......................         20,164              25,027          45,191
                                                         ========            ========        ========

                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1998         1997         1996
                                                           ---------    ---------    --------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................................  $  18,781    $  58,583    $ 41,192
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Write-off of deferred financing costs..................      8,314
  Amortization of deferred financing costs...............      1,942        2,369       2,627
  Depreciation and amortization..........................     33,802       29,309      27,239
  Redeemable preferred interests.........................     12,317
  Increase (decrease) in cash attributable to changes in
     assets and liabilities:
     Restricted cash.....................................       (189)         (88)       (195)
     Other assets........................................      2,330       (3,042)       (104)
     Accounts payable and accrued liabilities............      4,725        5,972       1,308
     Security deposits...................................      1,769        1,604         970
                                                           ---------    ---------    --------
Net Cash Provided by Operating Activities................     83,791       94,707      73,037
                                                           ---------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets.....     (5,883)      (5,041)     (4,766)
Capital investments in real estate assets................   (225,844)    (244,517)    (61,850)
                                                           ---------    ---------    --------
Net Cash Used in Investing Activities....................   (231,727)    (249,558)    (66,616)
                                                           ---------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under unsecured line of credit................    150,000      202,000      78,900
Payments on unsecured line of credit.....................   (225,000)    (143,000)    (84,900)
Proceeds from unsecured tax-exempt bond financings.......    334,190
Payments on tax-exempt mortgage bond financings..........   (325,644)
Proceeds from unsecured term loan........................    100,000
Proceeds from issuance of unsecured notes payable........                  99,208
Principal payments.......................................     (3,849)      (7,224)     (7,101)
Additions to deferred financing costs....................     (3,336)      (1,261)
Net proceeds from issuance of redeemable preferred
  limited partner units..................................    192,725
Distributions to redeemable preferred limited partner
  unit holders...........................................    (12,317)
Contributions from common partners.......................      9,818       70,635      61,619
Distributions to common partners.........................    (68,387)     (64,088)    (56,126)
                                                           ---------    ---------    --------
Net Cash Provided by (Used in) Financing Activities......    148,200      156,270      (7,608)
                                                           ---------    ---------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....        264        1,419      (1,187)
Cash and Cash Equivalents at Beginning of Year...........      4,624        3,205       4,392
                                                           ---------    ---------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR.................  $   4,888    $   4,624    $  3,205
                                                           =========    =========    ========
Supplemental Disclosure of Cash Flow Information
  Interest paid, net of amounts capitalized..............  $  26,950    $  28,309    $ 29,644
  Tax-exempt debt assumed................................  $  18,000                 $  2,771
                                                           =========    =========    ========

                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

     Irvine Apartment Communities, L.P., a Delaware limited partnership (the "Operating Partnership"), was formed on November 15, 1993. In connection with an initial public offering (the "Offering") of common shares on December 8, 1993, Irvine Apartment Communities, Inc. (the "Company") obtained a general partnership interest in and became the sole managing general partner of the Operating Partnership. The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Operating Partnership. The Operating Partnership's management and operating decisions are under the unilateral control of the Company. All management powers over the business and affairs of the Operating Partnership are vested exclusively in the Company. No limited partner of the Operating Partnership has any right to exercise control or management power over the business and affairs of the Operating Partnership. At December 31, 1998, the Company had a 44.6% general partnership interest in the Operating Partnership and the limited partners had a 55.4% common limited partnership interest in the Operating Partnership, with The Irvine Company and certain of its affiliates owning a 55.2% common limited partnership interest. In addition, at December 31, 1998, The Irvine Company and certain of its affiliates owned approximately 17.9% of the Company. In February 1997, the Operating Partnership acquired the assets of Thompson Residential Company, Inc. The purchase price was paid by the issuance of 74,523 common limited partnership units in the Operating Partnership. At December 31, 1998, Thompson Residential Company, Inc. had a 0.2% common limited partnership interest in the Operating Partnership.

     The Operating Partnership is engaged in the operation and development of apartment communities in Orange County, California and, beginning in 1997, other locations in California. As of December 31, 1998, the Operating Partnership owned 65 apartment communities representing 16,439 operating apartment units and 3,039 apartment units under construction or development (collectively, the "Properties"). In March 1998, the Operating Partnership and Western National Property Management ("WNPM") announced the formation of a strategic alliance that, in April 1998, assumed all property management responsibilities for the Operating Partnership's Southern California portfolio. The new entity, Irvine Apartment Management Company ("IAMC"), is owned 51% by the Operating Partnership and 49% by WNPM. Until July 31, 2020, the Operating Partnership has the exclusive right, but not the obligation, to acquire land from The Irvine Company for development of additional apartment communities on the Irvine Ranch.

     IAC Capital Trust, a Delaware business trust (the "Trust"), was formed on October 31, 1997. The Trust is a limited purpose financing vehicle established by the Company and the Operating Partnership. The Trust exists for the sole purpose of issuing redeemable preferred securities and investing the proceeds thereof in preferred limited partner units of the Operating Partnership.

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

     Under the terms of the partnership agreement, all costs incurred by the Company relating to the ownership of interests in and operation of the Operating Partnership, including the compensation of its officers and employees, stock incentive plans, director fees and the costs and expenses of being a public company, are reimbursed by the Operating Partnership. In addition, The Irvine Company has the right, but not the obligation, to match on the same terms and conditions any capital contributions made by the Company based on the pro rata ownership interest at the time of such contribution.

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

liabilities as of December 31, 1998 and 1997, and the revenues and expenses for the three years ended December 31, 1998. Actual results could differ from those estimates.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REAL ESTATE ASSETS AND DEPRECIATION: Real estate assets, which are held as long-term investments, are stated at cost less accumulated depreciation. Impairment losses on long-lived assets used in operations are recorded when events and circumstances indicate that the assets, on a property-by-property basis, are impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. As of December 31, 1998, no impairment losses have been recorded. Land and infrastructure costs are allocated to properties based on relative fair value. Costs related to the development and construction of properties are capitalized as incurred. Interest and property taxes are capitalized to apartment communities which are under active development. When a building within a community under construction is completed and held available for occupancy, the related costs are expensed.

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

     CASH AND CASH EQUIVALENTS: The Operating Partnership considers all highly liquid investments with a remaining original maturity when purchased of three months or less to be cash equivalents.

     RESTRICTED CASH: Restricted cash is comprised of reserve accounts for capital replacements, property taxes and insurance. These restricted funds are subject to supervision and approval by a lender or a government agency. The terms of the contract with the government agency contain certain restrictions concerning operating policies, rental charges, operating expenditures, distributions to owners and other matters.

     DEFERRED FINANCING COSTS: Costs incurred in obtaining long-term financing or costs to buy down or hedge interest costs are deferred and amortized over the term of the related debt agreements using the effective interest method.

     REVENUE RECOGNITION: The Operating Partnership leases apartment units to a diverse resident base for terms of one year or less. Credit investigations are performed for all prospective residents and security deposits are also obtained. Resident receivables are evaluated for collectibility each month. Rental revenue is recognized on an accrual basis as it is earned over the life of the lease. Interest income is recorded as earned.

     INTEREST EXPENSE: Interest rates are substantially fixed for specified periods through interest rate swaps and buy-down agreements for certain debt instruments. These financial instruments are entered into as a hedge against the interest exposure from variable rate debt. The differences paid or received on swaps and related agreements are included in interest expense as yield adjustments.

     INCOME TAXES: The Operating Partnership's taxable income is reportable by its partners. Accordingly, no provision has been made for federal income taxes in the accompanying statements of operations.

     PER UNIT DATA: All earnings per unit amounts for all periods reflect basic and diluted earnings per unit and have been restated from the previous standard of primary and fully diluted earnings per unit. See Note 10 for additional information regarding basic and diluted earnings per unit.

     DESCRIPTIVE INFORMATION ABOUT REPORTABLE SEGMENTS: During the fourth quarter of 1998, the Operating Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("Statement No. 131"). Statement No. 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement No. 131 establishes standards for the way that public business enterprises report information regarding reportable operating segments. The adoption of Statement No. 131 did not affect the results of operations or financial position of the Operating Partnership.

     The Operating Partnership operates and develops apartment communities in California which generated rental and other income are through the leasing of apartment units to a diverse base of renters. The Operating Partnership separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities have similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single dominant apartment communities segment.

     The Operating Partnership evaluates performance and allocates resources primarily based on the net operating income ("NOI") of individual apartment communities. NOI is defined by the Operating Partnership as rental and other income less property expenses and real estate taxes. Accordingly, NOI excludes certain expenses included in the determination of net income. NOI from apartment communities totaled $152,766, $126,536 and $106,230 for the years ended December 31, 1998, 1997 and 1996, respectively. All other segment measurements are disclosed in the Operating Partnership's consolidated financial statements.

     All revenues are from external customers and there are no revenues from transactions with other segments. There are no tenants which contributed 10% or more of the total revenues during 1998, 1997 or 1996. Interest expense on debt is not allocated to individual apartment communities, even if such debt is secured by the apartment communities. There is no provision for income taxes as the Operating Partnership's taxable income is reported by each of its partners.

     RECLASSIFICATIONS: Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with financial statement presentations in 1998.

NOTE 3 -- MORTGAGES AND NOTES PAYABLE

     TAX-EXEMPT MORTGAGE BOND FINANCINGS: In October 1998, the Operating Partnership assumed $18 million in tax-exempt mortgage bond financings associated with the purchase of a 216-unit apartment community ("One Park Place"). The tax-exempt financings represent loans payable that are collateralized by One Park Place. Monthly interest payments are made to a trustee, which in turn pays the bondholders when interest is due. The bonds bear interest at a weekly remarketed tax-exempt rate and are due April 2025.

     CONVENTIONAL MORTGAGE FINANCINGS: Conventional mortgages are collateralized by apartment communities having a net book value of $145,120 as of December 31, 1998. The mortgages are generally due in monthly installments and mature at various dates through 2018. Prior to the Offering, interest rates were fixed at rates which ranged from 7.75% to 9.63%, with a weighted average rate of 8.69%. In connection with the Offering, the interest rates were adjusted to market rates for specified periods of time and currently range from 6.31% to 8.30%. As of December 31, 1998, the weighted average interest rate was 7.12%. Including the amortization of deferred financing costs, the all-in interest rate was 8.30%. The interest reduction periods expire prior to or at the loan maturity dates and range from 2000 to 2008.

     MORTGAGE NOTES PAYABLE TO THE IRVINE COMPANY: Two of the Operating Partnership's apartment communities are financed by mortgage notes payable to The Irvine Company. These mortgage notes totaled $49,517 and $50,397 at December 31, 1998 and 1997, respectively. The mortgage notes are collateralized by all-inclusive trust deeds on each of the apartment communities financed. They bore fixed interest rates of 5.75% at December 31, 1998, are fully amortizing and mature in 2015 and 2024. Interest incurred on the mortgage notes payable to The Irvine Company totaled $2,871, $2,920 and $2,966 for the years ended

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

December 31, 1998, 1997 and 1996, respectively. The mortgage notes payable to The Irvine Company "wrap around" secured first trust deed notes payable to third-party financial institutions. The secured first trust deed notes totaled $49,890 and $50,651 as of December 31, 1998 and 1997, respectively.

     TAX-EXEMPT ASSESSMENT DISTRICT DEBT: In connection with the Offering, the Operating Partnership assumed certain tax-exempt assessment district debt of the predecessor entity. In conjunction with the purchase of land, the Operating Partnership assumed $2,771 in 1996 in tax-exempt assessment district debt. Tax-exempt assessment district debt represents debt issued by municipal government authorities to finance the construction of infrastructure and improvements. The debt obligations are repaid by the Operating Partnership through assessments.

     UNSECURED TAX-EXEMPT BOND FINANCINGS: In June 1998, the Operating Partnership completed a $334 million offering of unsecured tax-exempt debt at an average interest rate of 4.93% in three tranches ranging from 10 to 15 years. Proceeds from the offering were used to repay the Operating Partnership's existing tax-exempt mortgage debt and to pay costs associated with prepayment penalties and the unwinding of certain swap agreements. The Operating Partnership recorded an extraordinary item related to debt extinguishment of $42.5 million in June 1998.

     UNSECURED TERM LOAN: In November 1998, the Operating Partnership placed a $100 million unsecured term loan with two banks. The term loan is interest-only and bears interest at LIBOR plus 1.5%. The floating rate has been fixed through an interest rate swap agreement. The term loan is due in November 1999. The term loan can be extended for two six-month periods if the loan is not in no default.

     UNSECURED NOTES PAYABLE: In October 1997, the Operating Partnership issued $100 million aggregate principal amount of 7% senior unsecured notes pursuant to its shelf registration statement. The notes are due on October 1, 2007. Net proceeds from the offering of $97.9 million were used to repay indebtedness under the Operating Partnership's line of credit. The Partnership was in compliance with all covenant requirements at December 31, 1998.

     UNSECURED LINE OF CREDIT: The Operating Partnership has a $250 million unsecured revolving credit facility that was amended in July 1998. The amended credit facility currently bears interest at LIBOR plus 0.65% or prime and matures in June 2001. The interest rates under the credit facility are adjusted up or down based on credit ratings on the Operating Partnership's senior unsecured long-term indebtedness. Under the credit facility, the Operating Partnership is able to borrow funds from the participating banks through a competitive bid process to obtain a lower interest rate. The Operating Partnership may also enter into letters of credit under the facility. Borrowings under the credit facility, which are guaranteed by the Company, are available to finance the Operating Partnership's ongoing rental property development, possible acquisitions and for general working capital needs. The Company and the Operating Partnership must comply with certain affirmative and negative covenants, including limitations on distributions, and the maintenance of certain net worth, cash flow and financial ratios. At December 31, 1998, the Company and the Operating Partnership were in compliance with all of these covenants. In 1998, the Company entered into letters of credit under the facility totaling $29.1 million related to acquisitions. The letters of credit reduced the remaining amount available under the line of credit. As of December 31, 1998, there were no outstanding amounts under the line of credit and $220.9 million was available under the credit facility.

     INTEREST RATE SWAP AGREEMENT: The Operating Partnership uses an interest rate swap agreement to effectively convert its floating rate unsecured term loan to a fixed-rate basis, thus reducing the impact on future income of fluctuations in interest rates. The swap agreement terminates in 1999. The swap counterparty is a financial institution rated AAA by Standard & Poor's. The difference to be paid or received is accrued and included in interest expense as a yield adjustment and the related amount payable or receivable from the counterparty is included in accrued liabilities or other assets. Additionally, the Operating Partnership

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

restructured several interest rate swaps related to the retired tax-exempt bonds in May 1995. These transactions reduce the interest expense on unsecured tax-exempt bond financings by approximately 30 basis points per year through 2001. At December 31, 1998, the average fixed interest rate paid to the counterparties was 4.88% and the average variable interest rate received was 5.56%. This resulted in a net interest receivable of $56 which was settled on January 20, 1999. Based on prevailing interest rates at December 31, 1998, the interest rate swap agreement had a fair value of $2,762.

     TREASURY RATE LOCK AGREEMENTS: The Operating Partnership entered into treasury lock agreements to hedge a planned debt offering of $100 million and lock into a treasury rate of 5.67%. In November 1998, the Operating Partnership terminated all of its outstanding treasury rate lock agreements because management determined that the planned debt offering would not occur. The cost of terminating these agreements was $7.8 million.

     CAPITALIZED INTEREST: The Operating Partnership capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates. The average qualifying asset balance for projects under development was approximately $156.4 million, $76.6 million and $40.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. Interest capitalized was $12,280, $5,704 and $3,151 in 1998, 1997 and 1996, respectively. Interest incurred totaled $40,102, $36,072 and $32,657 for the years ended December 31, 1998, 1997 and 1996, respectively.

     OTHER MATTERS: Mortgages and notes payable totaling $198,190 are subject to prepayment penalties.

MORTGAGES AND NOTES PAYABLE AT DECEMBER 31, 1998

                                                                       EXPIRATION OF
                                           OUTSTANDING    EFFECTIVE    INTEREST RATE    INTEREST RATE
                                            PRINCIPAL     INTEREST       REDUCTION          AFTER        MATURITY
              TYPE OF DEBT                   BALANCE        RATE          PERIOD           STEP-UP         DATE
              ------------                 -----------    ---------    -------------    -------------    --------
                                                                   (DOLLARS IN THOUSANDS)
Tax-exempt mortgage bond financings......   $ 18,000        4.29%                                          4/25
                                            --------        ----                                          -----
Conventional mortgage financings:
  Bayport................................      4,706        6.91%          7/08             9.25%          7/18
  Bayview................................      3,397        6.91%          7/08             9.25%          7/18
  Baywood................................     20,299        6.91%          7/08             9.25%          7/18
  Deerfield Phase I......................      7,212        6.57%          7/02             8.90%          7/08
  Mariner Square.........................      5,439        6.32%          9/00             8.50%          8/08
  The Parklands..........................      5,666        6.15%                                          4/04
  Parkwood...............................     12,195        6.31%          8/00             8.50%          7/08
  Promontory Point.......................     35,008        8.30%                                          8/00
  Rancho Mariposa........................     12,336        7.75%                                          6/03
  San Paulo..............................      1,458        4.00%                                          1/13
  San Paulo..............................        700        3.00%                                          1/08
  Turtle Rock Vista......................     12,931        6.31%          8/00             8.50%          7/08
  Woodbridge Pines.......................      8,192        6.91%          9/08             9.25%          8/18
                                            --------        ----                                          -----
                                             129,539        7.12%                                          7/08
                                            --------        ----                                          -----
Mortgage notes payable to The Irvine
  Company:
  Park West..............................     33,247        5.75%                                          7/24
  Rancho San Joaquin.....................     16,270        5.75%                                          1/15
                                            --------        ----                                          -----
                                              49,517        5.75%                                          5/21
                                            --------        ----                                          -----

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                                       EXPIRATION OF
                                           OUTSTANDING    EFFECTIVE    INTEREST RATE    INTEREST RATE
                                            PRINCIPAL     INTEREST       REDUCTION          AFTER        MATURITY
              TYPE OF DEBT                   BALANCE        RATE          PERIOD           STEP-UP         DATE
              ------------                 -----------    ---------    -------------    -------------    --------
                                                                   (DOLLARS IN THOUSANDS)
Tax-exempt assessment district debt:
  Fixed rate.............................      5,268        6.29%                                          7/17
  Variable rate..........................     16,024        3.51%                                          9/18
                                            --------        ----                                          -----
                                              21,292        4.20%                                          5/18
                                            --------        ----                                          -----
Unsecured tax-exempt bond financings.....    334,190        4.93%                                         11/09
                                            --------        ----                                          -----
Unsecured term loan......................    100,000        6.11%                                         11/99
                                            --------        ----                                          -----
Unsecured notes payable..................     99,280        7.10%                                         10/07
                                            --------        ----                                          -----
Total/weighted average...................   $751,818        5.77%                                          5/09
                                            ========        ====                                          =====

SCHEDULED PRINCIPAL AMORTIZATION: MORTGAGES AND NOTES PAYABLE AT DECEMBER 31,
1998

                                                                YEAR OF MATURITY
                                           -----------------------------------------------------------
              TYPE OF DEBT                   1999      2000      2001     2002     2003     THEREAFTER    TOTAL
              ------------                 --------   -------   ------   ------   -------   ----------   --------
                                                                   (DOLLARS IN THOUSANDS)
Tax-exempt mortgage bond financings......                                                    $ 18,000    $ 18,000
Conventional mortgage financings.........  $  2,958   $36,754   $2,773   $3,000   $13,928      70,126     129,539
Mortgage notes payable to The Irvine
  Company................................       931       986    1,044    1,106     1,171      44,279      49,517
Tax-exempt assessment district debt......       326       522      583      642       668      18,551      21,292
Unsecured tax-exempt bond financings.....                                                     334,190     334,190
Unsecured term loan......................   100,000                                                       100,000
Unsecured notes payable..................                                                      99,280      99,280
                                           --------   -------   ------   ------   -------    --------    --------
Totals...................................  $104,215   $38,262   $4,400   $4,748   $15,767    $584,426    $751,818
                                           ========   =======   ======   ======   =======    ========    ========
Percentage of debt.......................     13.9%      5.1%     0.6%     0.6%      2.1%       77.7%      100.0%
                                           ========   =======   ======   ======   =======    ========    ========

NOTE 4 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheet for financial instruments approximate their fair value except as discussed below. The fair values of the conventional mortgage financings and the mortgage notes payable to The Irvine Company are estimated using discounted cash flow analyses and the Operating Partnership's current estimated borrowing rates for similar types of borrowing arrangements. The interest rate used in the fair value calculation ranges from 6.3% to 7.3% based on the terms of the loan. As of December 31, 1998, the fair values of the conventional mortgage financings and the mortgage notes payable to The Irvine Company were $135,938 and $43,432, respectively. The fair values of the unsecured notes payable and unsecured tax-exempt bond financings based on prevailing interest rates at December 31, 1998 were $89,096 and $339,886, respectively.

NOTE 5 -- REDEEMABLE PREFERRED INTERESTS

     In January 1998, IAC Capital Trust issued 6.0 million of 8 1/4% Series A Preferred Securities. The proceeds of $150 million were used to purchase an equivalent amount of 8 1/4% Series A Preferred Limited Partner Units in the Operating Partnership. The Operating Partnership used the $150 million of proceeds, net of costs and offering expenses, all of which were paid by the Operating Partnership, to repay the outstanding balance on the Operating Partnership's credit facility and to fund development.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

     In November 1998, the Operating Partnership issued 2.0 million of 8 3/4% Series B Preferred Limited Partner Units. The Operating Partnership used the net proceeds to reduce the outstanding balance on its unsecured line of credit.

NOTE 6 -- PARTNERS' CAPITAL

     In July 1996, the Company completed the sale of 1.49 million shares of common stock at $20.125 per share. The proceeds from this offering of $30.0 million, together with proceeds from the sale of newly issued common limited partnership units to The Irvine Company, totaled $60.0 million. Proceeds were used to repay $43 million of debt outstanding under the revolving credit facility. The remaining proceeds were used to fund ongoing development programs and for general corporate purposes.

     In February 1997, the Company sold 1.15 million shares of common stock at $27.50 per share. Concurrently, The Irvine Company, pursuant to its rights under the partnership agreement, purchased 1.39 million additional common limited partnership units at $26.06 per unit (which is equal to the public offering price of the common stock less an amount equivalent to the underwriting discount) which are exchangeable for common stock on a one-for-one basis, subject to adjustment and certain limitations. The proceeds from the two transactions totaled $66 million and were used to repay all indebtedness outstanding under the credit facility and for general corporate purposes, including ongoing development activities on and off the Irvine Ranch.

     In May 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of common stock, preferred stock, and warrants to purchase common stock and preferred stock. The Company plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Availability under the Company's shelf registration statement was $350 million at December 31, 1998. Concurrently, the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. The Operating Partnership plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. On October 1, 1997, the Operating Partnership issued $100 million aggregate principal amount of 7% senior unsecured notes pursuant to its shelf registration statement. Availability under the Operating Partnership's shelf registration statement was $250 million at December 31, 1998.

     The Operating Partnership, pursuant to a Prospectus Supplement dated April 9, 1998, may issue from time to time up to $250 million aggregate initial offering price of its Medium-Term Notes, Series A due nine months or more from the date of issue. Issuances of Medium-Term Notes will reduce availability under the Operating Partnership's Registration Statement by the amount of Medium-Term Notes issued. Similarly, issuances of other debt securities under the Operating Partnership's Registration Statement will reduce the amount of Medium-Term Notes that may be issued. As of December 31, 1998, there have been no issuances of Medium-Term Notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

RECONCILIATION OF COMMON LIMITED PARTNERSHIP UNITS OUTSTANDING

                                           FOR THE YEAR ENDED DECEMBER 31, 1998    FOR THE YEAR ENDED DECEMBER 31, 1997
                                           -------------------------------------   -------------------------------------
                                                     THE IRVINE                              THE IRVINE
                                           COMPANY    COMPANY     OTHER   TOTAL    COMPANY    COMPANY     OTHER   TOTAL
                                           -------   ----------   -----   ------   -------   ----------   -----   ------
                                                                (IN THOUSANDS, EXCEPT PERCENTAGES)
Balance at beginning of period...........  19,901      24,844       75    44,820   18,556      22,292             40,848
Stock options exercised and awards
  issued.................................      38                             38      156                            156
Dividend reinvestment plan and additional
  cash investment plan...................     225         108                333       39          27                 66
Common stock offerings and related cash
  contributions from The Irvine
  Company................................                                           1,150       1,394              2,544
Acquisition of Thompson Residential
  Company, Inc. assets...................                                                                   75        75
Contributions of property by The Irvine
  Company and certain of its
  affiliates.............................                                                       1,131              1,131
                                           ------      ------      ---    ------   ------      ------      ---    ------
Balance at end of period.................  20,164      24,952       75    45,191   19,901      24,844       75    44,820
                                           ------      ------      ---    ------   ------      ------      ---    ------
Ownership interest at end of period......    44.6%       55.2%     0.2%      100%    44.4%       55.4%     0.2%      100%
                                           ======      ======      ===    ======   ======      ======      ===    ======

NET INCOME ALLOCATION

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                   (DOLLARS IN THOUSANDS)
                                                                  1998        1997        1996
                                                              --------    --------    --------
Limited Partners:
Income allocated to The Irvine Company and certain of its
  affiliates based on their ownership interest..............  $10,394     $32,088     $22,446
Income allocated to Thompson Residential Company, Inc. based
  on its ownership interest.................................       31          91
                                                              -------     -------     -------
                                                               10,425      32,179      22,446
Company:
Income allocated to the Company based on its ownership
  interest..................................................    8,356      26,404      18,746
                                                              -------     -------     -------
Net Income..................................................  $18,781     $58,583     $41,192
                                                              =======     =======     =======

NOTE 7 -- ACQUISITION OF THOMPSON RESIDENTIAL ASSETS

     In February 1997, the assets of Thompson Residential Company, Inc. ("TRC"), a privately held, Northern California-based multi-family development company were acquired for $2 million which was paid by the issuance of 74,523 common limited partnership units (exchangeable for common stock of the Company), using the average closing price of the Company's common stock for the ten trading days preceding the acquisition's closing date. In addition, TRC may be paid up to an additional $2 million in cash or common limited partnership units if an apartment community (The Hamptons) achieves certain performance targets. As of December 31, 1998, the performance targets have not been achieved.

NOTE 8 -- LAND RIGHTS AGREEMENT WITH THE IRVINE COMPANY

     The Operating Partnership and The Irvine Company are parties to an exclusive land rights and non-competition agreement (the "Land Rights Agreement"). This agreement, which extends through July 31, 2020, provides the Operating Partnership the exclusive right, but not the obligation, to acquire additional land sites which have been entitled for residential use and designated by The Irvine Company as ready for apartment development in accordance with the Master Plan. The determination to exercise an option with respect to a site is made solely by a majority of a committee of independent directors of the Company, whose members are unaffiliated with The Irvine Company. In addition, The Irvine Company and its chairman,

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

Donald Bren, have agreed to conduct their apartment community development and ownership activities on the Irvine Ranch solely through the Operating Partnership.

     Under terms of the Land Rights Agreement, through July 31, 2000, the purchase price for any apartment community sites acquired may be paid with either cash, common stock or common limited partnership units at the option of the Operating Partnership. After July 31, 2000, the choice of consideration will revert to The Irvine Company.

NOTE 9 -- CERTAIN TRANSACTIONS WITH RELATED PARTIES

     Substantially all costs incurred by the Company are borne by the Operating Partnership. Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative service agreement covering services for risk management, income taxes, human resources and other services of $185 for the year ended December 31, 1998. The amounts for the corresponding periods in 1997 and 1996 were $132 and $108, respectively. The Irvine Company and the Operating Partnership jointly purchase employee health care insurance and property and casualty insurance. In addition, the Operating Partnership incurred rent totaling $447, $384 and $349 for the years ended December 31, 1998, 1997 and 1996, respectively, related to leases with The Irvine Company that expire in 2003. For the years ended December 31, 1998, 1997 and 1996, The Irvine Company contributed $3,763, $766 and $354, respectively, in connection with stock issuances under the dividend reinvestment and additional cash investment plan.

     In March 1996, the Operating Partnership acquired a development site known as Santa Maria for $3.3 million from The Irvine Company for the development of 227 rental units, pursuant to the Land Rights Agreement between the Operating Partnership and The Irvine Company. The Company's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. As partial financing for the site acquisition, the Operating Partnership assumed $2.8 million in tax-exempt assessment district debt. The balance of the purchase price was paid through the issuance of 28,358 additional common limited partnership units in the Operating Partnership to The Irvine Company. The common limited partnership units are exchangeable for common stock on a one-for-one basis, subject to adjustment and certain limitations.

     Concurrent with the Company's common stock offering in July 1996, The Irvine Company, pursuant to its rights under the partnership agreement, purchased 1.49 million common limited partnership units at a price of $20.125 per unit (which is equal to the public offering price of common stock less an amount equivalent to the underwriting discount) or a total of $30.0 million. These units are exchangeable for common stock on a one-for-one basis, subject to adjustment and certain limitations.

     In July 1996, the Operating Partnership acquired a development site known as The Colony for $3.5 million from The Irvine Company for the development of 245 rental units pursuant to the Land Rights Agreement between the Operating Partnership and The Irvine Company. The Company's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. Of the total purchase price, $2.4 million was paid through the issuance of 115,544 additional common limited partnership units in the Operating Partnership to The Irvine Company. The common limited partnership units are exchangeable for common stock on a one-for-one basis, subject to adjustment and certain limitations.

     In December 1996, the Operating Partnership acquired a development site known as Santa Rosa II for $6.0 million from The Irvine Company for the development of 207 rental units pursuant to the Land Rights Agreement between the Operating Partnership and The Irvine Company. The Company's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. The purchase price was paid through the issuance of 244,857 additional common limited partnership units in the Operating

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

Partnership to The Irvine Company. The common limited partnership units are exchangeable for common stock on a one-for-one basis, subject to adjustment and certain limitations.

     In February 1997, the Operating Partnership acquired a development site known as Rancho Santa Fe for $8.4 million from The Irvine Company for the development of 316 rental units pursuant to the Land Rights Agreement between the Operating Partnership and The Irvine Company. The Company's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. The purchase price was paid through the issuance of 313,439 additional common limited partnership units in the Operating Partnership to The Irvine Company. The common limited partnership units are exchangeable for common stock on a one-for-one basis, subject to adjustment and certain limitations. Pursuant to the terms of the acquisition, a portion of the common limited partnership units in the Operating Partnership are subject to forfeiture if the apartment community developed on the site does not achieve a 10% unleveraged return on costs for the first twelve months following stabilized occupancy.

     Concurrent with the Company's common stock offering in February 1997, The Irvine Company, pursuant to its rights under the partnership agreement, purchased 1.39 million common limited partnership units at a price of $26.06 per unit (which is equal to the public offering price of the common stock less an amount equivalent to the underwriting discount) or a total of $36.2 million. These units are exchangeable for common stock on a one-for-one basis, subject to adjustment and certain limitations.

     In October 1997, the Operating Partnership acquired a development site known as Sonoma for $5.7 million from The Irvine Company for the development of 196 rental units pursuant to the Land Rights Agreement between the Operating Partnership and The Irvine Company. The Company's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. The purchase price was paid through the issuance of 179,433 additional common limited partnership units in the Operating Partnership to The Irvine Company. The common limited partnership units are exchangeable for common stock on a one-for-one basis, subject to adjustment and certain limitations. Pursuant to the terms of the acquisition, a portion of the common limited partnership units in the Operating Partnership are subject to forfeiture if the apartment community developed on the site does not achieve a 10% unleveraged return on costs for the first twelve months following stabilized occupancy.

     In December 1997, the Operating Partnership acquired a development site known as Stonecrest, located in San Diego County, for $9.5 million from an affiliate of The Irvine Company for the development of 326 rental units. The Company's board committee of independent directors approved the purchase. The purchase price was paid through the issuance of 305,707 additional common limited partnership units in the Operating Partnership to an affiliate of The Irvine Company. Of the common limited partnership units issued, 199,011 are exchangeable for common stock on a one-for-one basis and 106,696 common limited partnership units are not exchangeable for common stock absent approval of the shareholders of the Company.

     In December 1997, the Operating Partnership acquired a development site known as Brittany for $10.3 million from The Irvine Company for the development of 393 rental units pursuant to the Land Rights Agreement between the Operating Partnership and The Irvine Company. The Company's board committee of independent directors approved the purchase in accordance with the Land Rights Agreement. The purchase price was paid through the issuance of 332,060 additional common limited partnership units in the Operating Partnership to The Irvine Company. The common limited partnership units are exchangeable for common stock on a one-for-one basis, subject to adjustment and certain limitations.

     One of the Company's directors is chairman of a bank which participates in the Operating Partnership's credit facility. Based on the bank's percentage participation in the credit facility, the Operating Partnership estimates that the amount of interest and fees paid to the bank totaled $364, $279 and $245 in 1998, 1997 and 1996, respectively.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

NOTE 10 -- EARNINGS PER UNIT

     The following table sets forth the computation of basic and diluted earnings per unit:

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1998          1997          1996
                                                              ----------    ----------    ----------
                                                               (IN THOUSANDS, EXCEPT PER UNIT DATA)
Numerator:
  Numerator for basic and diluted earnings per unit -- Net
     income.................................................    $18,781       $58,583       $41,192
                                                                =======       =======       =======
Denominator:
  Denominator for basic earnings per unit -- weighted
     average units outstanding..............................     45,021        43,586        38,953
  Effect of dilutive securities:
     Stock plans............................................        105           137           151
                                                                -------       -------       -------
  Denominator for diluted earnings per unit --
     Adjusted weighted average units after effect of
       dilutive securities..................................     45,126        43,723        39,104
                                                                =======       =======       =======
Basic earnings per unit:
  Income before extraordinary item..........................    $  1.36       $  1.34       $  1.34
  Extraordinary item related to debt extinguishment.........      (0.94)
                                                                -------       -------       -------
Basic Earnings Per Unit.....................................    $  0.42       $  1.34       $  1.06
                                                                =======       =======       =======
Diluted earnings per unit:
  Income before extraordinary item..........................    $  1.36       $  1.34       $  1.05
  Extraordinary item related to debt extinguishment.........      (0.94)
                                                                -------       -------       -------
Diluted Earnings Per Unit...................................    $  0.42       $  1.34       $  1.05
                                                                =======       =======       =======

     Options to purchase 333,000 and 51,000 shares of the Company's common stock, the cost of which is borne by the Operating Partnership, were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted earnings per unit because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

     In January 1998, the Trust issued 6.0 million of 8 1/4% Series A Preferred Securities. The proceeds were used to purchase an equivalent amount of 8 1/4% Series A Preferred Limited Partner Units in the Operating Partnership. Income will be allocated to the Series A Preferred Limited Partner Unit Holders at an annual rate of 8 1/4%.

     In November 1998, the Operating Partnership issued 2.0 million of 8 3/4% Series B Preferred Limited Partner Units. Income will be allocated to the Series B Preferred Limited Partner Units Holders at an annual rate of 8 3/4%.

NOTE 11 -- STOCK PLANS

     Under the terms of the partnership agreement, payments under the Company's stock incentive plans are reimbursed by the Operating Partnership.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

     EMPLOYEE STOCK OPTION PLAN: The Company has adopted long-term stock incentive plans that provide for awards of non-qualified or incentive stock options, stock appreciation rights, performance awards, restricted stock, restricted stock units and stock unit awards. The plans limit the number of shares of common stock to be issued with respect to these awards to 5% of the total common limited partnership units and common stock outstanding from time to time. The non-qualified stock options in the table below vest in equal installments over a three-year period from the date of grant and expire ten years from the grant dates.

NON-QUALIFIED STOCK OPTION TRANSACTIONS

                                                            NUMBER       EXERCISE PRICE
                                                          OF OPTIONS       PER SHARE
                                                          ----------    ----------------
Outstanding at December 31, 1995........................    499,000     $15.88 to $17.50
Granted.................................................     10,000               $20.00
Exercised...............................................    (66,667)    $16.13 to $17.50
Canceled................................................    (33,333)              $16.13
                                                           --------     ----------------
Outstanding at December 31, 1996........................    409,000     $15.88 to $20.00
Granted.................................................    265,000     $26.63 to $29.81
Exercised...............................................   (139,666)    $15.88 to $17.50
Canceled................................................    (95,001)    $15.88 to $26.88
                                                           --------     ----------------
Outstanding at December 31, 1997........................    439,333     $16.13 to $29.81
Granted.................................................    269,000     $29.81 to $32.06
Exercised...............................................    (29,834)    $16.13 to $26.88
Canceled................................................    (49,666)    $20.00 to $32.06
                                                           --------     ----------------
Outstanding at December 31, 1998........................    628,833     $16.13 to $32.06
                                                           ========     ================
Vested and exercisable at December 31, 1998.............    234,499     $16.13 to $29.50
                                                           ========     ================

     The restricted stock awards of the Company's President and Chief Executive Officer vest over four years. The restricted stock performance awards issued to other officers vest over a five-year period provided that the Operating Partnership meets certain financial targets.

PERFORMANCE AWARD TRANSACTIONS

                                                              NUMBER OF AWARDS
                                                              ----------------
Outstanding at December 31, 1995............................       325,000
Granted.....................................................        10,000
Issued......................................................       (20,000)
Canceled....................................................       (82,049)
                                                                  --------
Outstanding at December 31, 1996............................       232,951
Granted.....................................................        96,500
Issued......................................................       (62,951)
Canceled....................................................      (105,710)
                                                                  --------
Outstanding at December 31, 1997............................       160,790
Granted.....................................................        75,500
Issued......................................................       (15,000)
Canceled....................................................       (15,797)
                                                                  --------
Outstanding at December 31, 1998............................       205,493
                                                                  ========
Vested at December 31, 1998.................................        31,703
                                                                  ========

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

     The total number of shares available to be granted at December 31, 1998 under these plans was 1,121,606.

     DIRECTORS' STOCK OPTION PLAN: The 1993 Stock Option Plan for Directors was amended in 1998. The amended plan allows for 250,000 shares that may be granted to independent directors and increases the annual number of options that may be granted to 2,500. Grants of fully vested options to purchase 5,000 shares of common stock at the market price on the grant date were made to each independent director immediately following the Offering. Additionally, grants of fully vested options to purchase 1,000 shares of common stock at the market price on the grant date were made to each independent director immediately following each annual shareholders' meeting from 1995 to 1997. In 1998, this amount was increased to 2,500. These options are fully vested when granted and are exercisable for ten years from the grant dates.

DIRECTORS' OPTION TRANSACTIONS

                                                                NUMBER       EXERCISE PRICE
                                                              OF OPTIONS       PER SHARE
                                                              ----------    ----------------
Outstanding at December 31, 1995............................    30,000      $15.63 to $17.44
Granted.....................................................     5,000                $20.06
                                                               -------      ----------------
Outstanding at December 31, 1996............................    35,000      $15.63 to $20.06
Granted.....................................................     5,000                $26.75
Exercised...................................................    (7,000)     $15.63 to $20.06
                                                               -------      ----------------
Outstanding at December 31, 1997............................    33,000      $15.63 to $26.75
Granted.....................................................    12,500                $30.13
                                                               -------      ----------------
Outstanding at December 31, 1998............................    45,500      $15.63 to $30.13
                                                               -------      ================
Available for future grant..................................   197,500
                                                               =======

     EQUITY COMPENSATION PLANS: The Operating Partnership applies APB Opinion No. 25 and related interpretations in accounting for its equity compensation plans as described above. Accordingly, no compensation cost has been recognized for its stock option plans. Compensation cost for the Company's other stock-based compensation plans has been determined utilizing the fair value of the award over the service period. Had the Operating Partnership applied FAS Statement No. 123 for stock-based compensation, it would have resulted in net income and earnings per share amounts that approximate the amounts reported. Under FAS Statement No. 123, the fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.69%, 6.43% and 6.46%; dividend yields of 4.82%, 5.27% and 7.09%; volatility factors of the expected market price of the Company's common stock of 0.191, 0.184, and 0.204; and a weighted average expected life of the options of seven years.

NOTE 12 -- SAVINGS PLAN

     Effective January 1, 1994, the Company implemented a defined contribution 401(k) benefit plan covering substantially all employees who have satisfied minimum age and service requirements. The Operating Partnership matches employee contributions up to 50%, within certain limits, which are accrued as incurred. The Operating Partnership also makes contributions to this plan for each participant generally equal to 3% of the participant's base salary. The aggregate cost of these contributions by the Operating Partnership was $178, $125 and $122 in 1998, 1997 and 1996, respectively.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

NOTE 13 -- AGREEMENTS, COMMITMENTS AND CONTINGENCIES

     MANAGEMENT AGREEMENT: The Company has a management agreement with IAMC whereby IAMC has the exclusive right to manage all of the Company's properties located on the Irvine Ranch and, to the extent practical, any other properties. Management fees range from $15/unit/month to $28/unit/month depending on whether the property is in lease-up or stabilized. The agreement expires in March 2001.

     LITIGATION: The Operating Partnership is party to various legal actions which are incidental to its business. Management believes that these actions will not have a material adverse effect on the Operating Partnership's consolidated financial statements.

     ASSESSMENT DISTRICTS: In some of the local jurisdictions within Orange County where the predecessor entity developed property, assessment districts were formed by local governments to finance major infrastructure improvements. At December 31, 1998, the Operating Partnership had $37.9 million of assessment district debt, of which $21.3 million was reflected in the balance sheet.

     EXCHANGE RIGHTS: The Irvine Company and certain of its affiliates have the right to exchange up to one-third of the total common limited partnership units owned by them for shares of common stock in each twelve-month period commencing on December 8 of each year at an exchange ratio of one-to-one, subject to adjustment in certain events. These exchanges are subject to certain restrictions including percentage ownership limits.

     COMPANY'S OBLIGATION TO PURCHASE TENDERED PARTNERSHIP UNITS: The Irvine Company and certain of its affiliates have the right to sell to the Company for cash generally up to one-third of its common limited partnership units in each twelve-month period commencing on December 8 of each year. These sales are subject to certain restrictions. The Company is to purchase the tendered interests at a purchase price equal to the average of the daily market prices for the common stock of the Company for the ten consecutive trading days immediately preceding the date of receipt by the Company of a notice of cash tender. The Company is to pay for these interests solely with the net proceeds of an offering of the Company's common stock. The Company would bear the costs of sale (other than underwriting discounts and commissions). The Irvine Company and certain of its affiliates would bear all market risk if the market price at closing was less than the purchase price as determined on the date of tender. Any proceeds of the offering in excess of the purchase price would be for the sole benefit of the Company.

     RENT RESTRICTIONS: As of December 31, 1998, 18.1% of the apartment units within the Operating Partnership's portfolio were required to be set aside for residents within certain income levels and had limitations on the rent that could be charged to such tenants. The rental revenue from five of these projects includes governmental rent subsidy payments of $3,921, $3,903 and $3,977 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 14 -- ACQUISITION OFFER FROM THE IRVINE COMPANY

     On February 1, 1999, the Company and TIC Acquisition LLC, a wholly-owned subsidiary of The Irvine Company, entered into a definitive merger agreement providing for the acquisition by TIC Acquisition LLC of all the outstanding common shares of the Company in a business combination for $34 per share in cash.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                               --------    --------    ------------    -----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
1998 QUARTERS ENDED
Revenues.....................................  $51,569     $ 53,309      $56,537         $59,422
Expenses.....................................  $33,790     $ 33,278      $34,968         $45,252
Extraordinary item...........................              $(42,451)
Net income (loss)............................  $15,338     $(25,513)     $18,475         $10,483
Basic and diluted earnings (loss) per unit...  $  0.34     $  (0.57)     $  0.41         $  0.23
1997 QUARTERS ENDED
Revenues.....................................  $43,280     $ 44,673      $48,913         $50,079
Expenses.....................................  $29,761     $ 29,583      $34,567         $34,451
Net income...................................  $13,519     $ 15,090      $14,346         $15,628
Basic and diluted earnings per unit..........  $  0.32     $   0.34      $  0.33         $  0.35

                       IRVINE APARTMENT COMMUNITIES, L.P.

     SCHEDULE III -- CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                    GROSS AMOUNT AT WHICH
                                                             CARRIED AT DECEMBER 31, 1998(a)(b)
                                 NUMBER                     -------------------------------------
                                   OF                                  BUILDINGS AND                ACCUMULATED     DATE OF
APARTMENT COMMUNITY NAME (CITY)  UNITS    ENCUMBRANCES(c)   LAND(e)    IMPROVEMENTS      TOTAL      DEPRECIATION   COMPLETION
-------------------------------  ------   ---------------   --------   -------------   ----------   ------------   ----------
PROPERTIES STABILIZED FOR ALL
  OF 1998:
  IRVINE
    Amherst Court.............     162                      $  1,430    $   11,373     $   12,803     $  3,049           1991
    Berkeley Court............     152                           858         8,299          9,157        3,256           1986
    Cedar Creek...............     176                           519         8,718          9,237        3,534           1985
    Columbia Court............      58                           321         2,715          3,036        1,040           1984
    Cornell Court.............     109                           785         5,091          5,876        1,921           1984
    Cross Creek...............     136                           561         7,351          7,912        2,998           1985
    Dartmouth Court...........     294                         2,674        17,493         20,167        6,493           1986
    Deerfield.................     288       $  7,212          3,810        11,972         15,782        5,101        1975/83
    Harvard Court.............     112                         1,034         5,901          6,935        2,281           1986
    Northwood Park............     168                         1,246         8,547          9,793        3,551           1985
    Northwood Place...........     604                         4,613        34,748         39,361       13,011           1986
    Orchard Park..............      60                         1,138         2,138          3,276          957           1982
    Park West.................     880         33,247         18,768        54,174         72,942       29,742     1970/71/72
    Parkwood..................     296         12,195          7,667        13,060         20,727        5,659           1974
    Rancho San Joaquin........     368         16,270          7,910        28,618         36,528       14,410           1976
    San Carlo.................     354                         2,790        26,107         28,897        7,343           1989
    San Leon..................     248                         1,779        14,627         16,406        5,233           1987
    San Marco.................     426                         2,977        24,574         27,551        7,598           1988
    San Marino................     200                         1,425        11,661         13,086        4,398           1986
    San Mateo.................     283                         1,482        18,733         20,215        4,857           1990
    San Paulo.................     382          2,158          1,956        26,984         28,940        4,170           1993
    San Remo..................     248                         1,820        14,400         16,220        5,231        1986/88
    Santa Clara...............     378                         3,761        31,027         34,788        3,476           1996
    Santa Maria...............     227                         3,343        19,174         22,517        1,326           1997
    Santa Rosa................     368                         3,277        27,615         30,892        3,267           1996
    Stanford Court............     320                         2,202        14,354         16,556        5,971           1985
    The Parklands.............     121          5,666             68         7,471          7,539        2,841           1983
    Turtle Rock Canyon........     217                         1,889        20,191         22,080        4,904           1991
    Turtle Rock Vista.........     252         12,931          6,327        13,578         19,905        6,026        1976/77
    Villa Coronado............     513                         5,842        38,147         43,989        4,569           1996
    Windwood Glen.............     196                         1,266         9,763         11,029        3,715           1985
    Windwood Knoll............     248                         1,111        11,917         13,028        4,439           1983
    Woodbridge Oaks...........     120                           832         6,868          7,700        2,602           1983
    Woodbridge Pines..........     220          8,192          5,755        10,788         16,543        4,699           1976
    Woodbridge Villas.........     258                         4,353         9,549         13,902        4,245           1982
    Woodbridge Willows........     200                         1,421        11,563         12,984        5,425           1984
                                 ------      --------       --------    ----------     ----------     --------
                                 9,642         97,871        109,010       589,289        698,299      193,338
                                 ------      --------       --------    ----------     ----------     --------
  NEWPORT BEACH
    Baypointe.................     300                         4,190        28,715         32,905        1,738           1997
    Bayport...................     104          4,706          3,146         4,273          7,419        1,954           1971
    Bayview...................      64          3,397          2,353         2,983          5,336        1,385           1971
    Baywood...................     388         20,299         10,809        20,823         31,632        8,752        1973/84
    Mariner Square............     114          5,439            392         5,240          5,632        3,622           1969
    Newport North.............     570                         8,849        31,717         40,566       11,643           1986
    Newport Ridge.............     512                         9,542        45,150         54,692        4,757           1996
    Promontory Point..........     520         35,008         18,775        41,942         60,717       18,843           1974
                                 ------      --------       --------    ----------     ----------     --------
                                 2,572         68,849         58,056       180,843        238,899       52,694
                                 ------      --------       --------    ----------     ----------     --------


                                 DEPRECIABLE
APARTMENT COMMUNITY NAME (CITY)    LIFE(d)
-------------------------------  -----------
PROPERTIES STABILIZED FOR ALL
  OF 1998:
  IRVINE
    Amherst Court.............    5-40 yrs.
    Berkeley Court............    5-40 yrs.
    Cedar Creek...............    5-40 yrs.
    Columbia Court............    5-40 yrs.
    Cornell Court.............    5-40 yrs.
    Cross Creek...............    5-40 yrs.
    Dartmouth Court...........    5-40 yrs.
    Deerfield.................    5-40 yrs.
    Harvard Court.............    5-40 yrs.
    Northwood Park............    5-40 yrs.
    Northwood Place...........    5-40 yrs.
    Orchard Park..............    5-40 yrs.
    Park West.................    5-40 yrs.
    Parkwood..................    5-40 yrs.
    Rancho San Joaquin........    5-40 yrs.
    San Carlo.................    5-40 yrs.
    San Leon..................    5-40 yrs.
    San Marco.................    5-40 yrs.
    San Marino................    5-40 yrs.
    San Mateo.................    5-40 yrs.
    San Paulo.................    5-40 yrs.
    San Remo..................    5-40 yrs.
    Santa Clara...............    5-40 yrs.
    Santa Maria...............    5-40 yrs.
    Santa Rosa................    5-40 yrs.
    Stanford Court............    5-40 yrs.
    The Parklands.............    5-40 yrs.
    Turtle Rock Canyon........    5-40 yrs.
    Turtle Rock Vista.........    5-40 yrs.
    Villa Coronado............    5-40 yrs.
    Windwood Glen.............    5-40 yrs.
    Windwood Knoll............    5-40 yrs.
    Woodbridge Oaks...........    5-40 yrs.
    Woodbridge Pines..........    5-40 yrs.
    Woodbridge Villas.........    5-40 yrs.
    Woodbridge Willows........    5-40 yrs.
  NEWPORT BEACH
    Baypointe.................    5-40 yrs.
    Bayport...................    5-40 yrs.
    Bayview...................    5-40 yrs.
    Baywood...................    5-40 yrs.
    Mariner Square............    5-40 yrs.
    Newport North.............    5-40 yrs.
    Newport Ridge.............    5-40 yrs.
    Promontory Point..........    5-40 yrs.

                                                                    GROSS AMOUNT AT WHICH
                                                             CARRIED AT DECEMBER 31, 1998(A)(B)
                                 NUMBER                     -------------------------------------
                                   OF                                  BUILDINGS AND                ACCUMULATED     DATE OF
APARTMENT COMMUNITY NAME (CITY)  UNITS    ENCUMBRANCES(C)   LAND(E)    IMPROVEMENTS      TOTAL      DEPRECIATION   COMPLETION
-------------------------------  ------   ---------------   --------   -------------   ----------   ------------   ----------
  TUSTIN
    Rancho Alisal.............     356                      $  3,558    $   20,269     $   23,827     $  7,003        1988/91
    Rancho Maderas............     266                         1,144        16,365         17,509        4,637           1989
    Rancho Mariposa...........     238       $ 12,336            683        16,373         17,056        3,548           1992
    Rancho Monterey...........     436                         6,823        34,010         40,833        3,589           1996
    Rancho Tierra.............     252                         1,215        16,554         17,769        4,830           1989
    Sierra Vista..............     306                         2,318        23,001         25,319        4,886           1992
                                 ------      --------       --------    ----------     ----------     --------
                                 1,854         12,336         15,741       126,572        142,313       28,493
                                 ------      --------       --------    ----------     ----------     --------
  LA JOLLA
    Villas of Renaissance.....     923                        23,075       111,765        134,840        4,180           1992
                                 ------      --------       --------    ----------     ----------     --------
TOTAL PROPERTIES STABILIZED FOR
  ALL OF 1998.................   14,991       179,056        205,882     1,008,469      1,214,351      278,705
                                 ------      --------       --------    ----------     ----------     --------
PROPERTIES STABILIZED OR
  ACQUIRED DURING 1998:
    The Colony at Fashion
      Island (Newport Beach)...    245                         3,545        42,132         45,677        1,046           1998
    Rancho Santa Fe (Tustin)...    316                         8,408        29,614         38,022          618           1998
    Santa Rosa II (Irvine)....     207                         5,999        20,636         26,635          476           1998
    One Park Place (Irvine)...     216         18,000          5,720        22,532         28,252           99
                                 ------      --------       --------    ----------     ----------     --------
TOTAL PROPERTIES STABILIZED OR
  ACQUIRED DURING 1998:.......     984         18,000         23,672       114,914        138,586        2,239
                                 ------      --------       --------    ----------     ----------     --------
TOTAL STABILIZED PORTFOLIO....   15,975      $197,056       $229,554    $1,123,383     $1,352,937     $280,944
                                 ------      --------       --------    ----------     ----------     --------
DELIVERED UNITS IN PROJECTS
  UNDER DEVELOPMENT
    The Hamptons at Cupertino
      (Cupertino).............     342                        15,000        36,923         51,923          359
    Sonoma at Oak Creek
      (Irvine)................     122                         3,551        12,240         15,791           66
    Other.....................                                                 331            331           80
                                 ------      --------       --------    ----------     ----------     --------
TOTAL DELIVERED UNITS.........     464                        18,551        49,494         68,045          505
                                 ------      --------       --------    ----------     ----------     --------
TOTAL STABILIZED AND
  DELIVERED...................   16,439       197,056        248,105     1,172,877      1,420,982      281,449
                                 ------      --------       --------    ----------     ----------     --------
UNITS UNDER DEVELOPMENT
    Sonoma at Oak Creek
      (Irvine)................      74                         2,146         6,450          8,596
    Brittany at Oak Creek
      (Irvine)................     393                        10,325        23,486         33,811
    Bellagio (Park Place,
      Irvine).................   1,226                        40,000         2,842         42,842
    Arcadia at Stonecrest
      (San Deigo).............     336                         9,475        14,692         24,167
    The Colony at Aventine (La
      Jolla)..................     232                         7,950         4,861         12,811
    The Villas at Bair Island
      Marina (Redwood City)...     155                         3,900         9,739         13,639
    1221 Ocean Avenue (Santa
      Monica).................     119                        24,000        28,667         52,667
    Lonestar (Redwood City)...     206                         4,600           938          5,538
    Olson Ranch (Sunnyvale)...     298                                       1,969          1,969
    Other.....................                                               9,331          9,331
                                 ------      --------       --------    ----------     ----------     --------
TOTAL UNITS UNDER DEVELOPMENT..  3,039                       102,396       102,975        205,371
                                 ------      --------       --------    ----------     ----------     --------
        TOTAL.................   19,478      $197,056       $350,501    $1,275,852     $1,626,353     $281,449
                                 ======      ========       ========    ==========     ==========     ========


                                 DEPRECIABLE
APARTMENT COMMUNITY NAME (CITY)    LIFE(D)
-------------------------------  -----------
  TUSTIN
    Rancho Alisal.............    5-40 yrs.
    Rancho Maderas............    5-40 yrs.
    Rancho Mariposa...........    5-40 yrs.
    Rancho Monterey...........    5-40 yrs.
    Rancho Tierra.............    5-40 yrs.
    Sierra Vista..............    5-40 yrs.
  LA JOLLA
    Villas of Renaissance.....    5-40 yrs.
TOTAL PROPERTIES STABILIZED FOR
  ALL OF 1998.................
PROPERTIES STABILIZED OR
  ACQUIRED DURING 1998:
    The Colony at Fashion
      Island (Newport Beach)...   5-40 yrs.
    Rancho Santa Fe (Tustin)...   5-40 yrs.
    Santa Rosa II (Irvine)....    5-40 yrs.
    One Park Place (Irvine)...    5-40 yrs.
TOTAL PROPERTIES STABILIZED OR
  ACQUIRED DURING 1998:.......
TOTAL STABILIZED PORTFOLIO....
DELIVERED UNITS IN PROJECTS
  UNDER DEVELOPMENT
    The Hamptons at Cupertino
      (Cupertino).............    5-40 yrs.
    Sonoma at Oak Creek
      (Irvine)................    5-40 yrs.
    Other.....................
TOTAL DELIVERED UNITS.........
TOTAL STABILIZED AND
  DELIVERED...................
UNITS UNDER DEVELOPMENT
    Sonoma at Oak Creek
      (Irvine)................
    Brittany at Oak Creek
      (Irvine)................
    Bellagio (Park Place,
      Irvine).................
    Arcadia at Stonecrest
      (San Deigo).............
    The Colony at Aventine (La
      Jolla)..................
    The Villas at Bair Island
      Marina (Redwood City)...
    1221 Ocean Avenue (Santa
      Monica).................
    Lonestar (Redwood City)...
    Olson Ranch (Sunnyvale)...
    Other.....................
TOTAL UNITS UNDER DEVELOPMENT..
        TOTAL.................

---------------
Notes:

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

     A summary of activity of real estate and accumulated depreciation is as follows:

                                                                      DECEMBER 31,
                                                         --------------------------------------
                      REAL ESTATE                           1998          1997          1996
                      -----------                        ----------    ----------    ----------
Balance at beginning of year...........................  $1,372,807    $1,084,234    $1,005,633
Additions:
  Through cash expenditures............................     235,546       252,668        66,857
  Through assumption of tax-exempt debt................      18,000                       2,771
  Through issuance of Operating Partnership units......                    35,905         8,973
                                                         ----------    ----------    ----------
Balance at end of year.................................  $1,626,353    $1,372,807    $1,084,234
                                                         ==========    ==========    ==========

                                                                      DECEMBER 31,
                                                         --------------------------------------
               ACCUMULATED DEPRECIATION                     1998          1997          1996
               ------------------------                  ----------    ----------    ----------
Balance at beginning of year...........................  $  248,245    $  219,193    $  192,106
Charges to depreciation expense........................      33,204        29,052        27,087
                                                         ----------    ----------    ----------
Balance at end of period...............................  $  281,449    $  248,245    $  219,193
                                                         ==========    ==========    ==========

                       IRVINE APARTMENT COMMUNITIES, L.P.

                         REPORT OF INDEPENDENT AUDITORS

To the Partners
Irvine Apartment Communities, L.P.

     We have audited the accompanying consolidated balance sheets of Irvine Apartment Communities, L.P., a Delaware limited partnership, as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule on pages F-44 to F-46. These financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Irvine Apartment Communities, L.P. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                               ERNST & YOUNG LLP

Newport Beach, California
February 1, 1999

                               IAC CAPITAL TRUST

                                 BALANCE SHEET

                                                               DECEMBER 31, 1998
                                                               -----------------
                                                             (DOLLARS IN THOUSANDS,
                                                               EXCEPT SECURITIES)
ASSETS
Cash........................................................        $      5
Investment in Subsidiary....................................         150,000
                                                                    --------
                                                                    $150,005
                                                                    ========
LIABILITIES AND EQUITY
Redeemable Preferred Interest, 25,000,000 securities
  authorized
  Redeemable Series A Preferred Securities, 6,900,000
     securities authorized,
     6,000,000 securities issued and outstanding............        $150,000
Equity
  Common Securities, 20,000 securities authorized, 200
     securities issued and outstanding......................               5
                                                                    --------
                                                                    $150,005
                                                                    ========

                            See accompanying notes.

                               IAC CAPITAL TRUST

                      STATEMENTS OF OPERATIONS AND EQUITY

                                                                     FOR THE PERIOD
                                                                    JANUARY 20, 1998
                                                              (COMMENCEMENT OF OPERATIONS)
                                                                  TO DECEMBER 31, 1998
                                                              ----------------------------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                   SECURITY AMOUNTS)
REVENUE
Income from investment in subsidiary........................            $11,722
                                                                        -------
INCOME BEFORE REDEEMABLE PREFERRED INTEREST.................             11,722
Redeemable preferred interest...............................             11,722
                                                                        -------
NET INCOME..................................................            $    --
                                                                        =======
EARNINGS PER SECURITY
Basic and diluted...........................................            $  0.00
                                                                        -------
Equity -- beginning of period...............................            $    --
Issuance of common securities...............................                  5
Net income..................................................                 --
                                                                        -------
EQUITY -- END OF PERIOD.....................................            $     5
                                                                        =======

                            See accompanying notes.

                               IAC CAPITAL TRUST

                            STATEMENT OF CASH FLOWS

                                                                     FOR THE PERIOD
                                                                    JANUARY 20, 1998
                                                              (COMMENCEMENT OF OPERATIONS)
                                                                  TO DECEMBER 31, 1998
                                                              ----------------------------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                   SECURITY AMOUNTS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................           $      --
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Redeemable preferred interest.............................              11,722
                                                                       ---------
Net Cash Provided by Operating Activities...................              11,722
                                                                       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary....................................            (150,000)
                                                                       ---------
Net Cash Used in Investing Activities.......................            (150,000)
                                                                       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common securities.................                   5
Proceeds from issuance of redeemable preferred securities...             150,000
Distributions to preferred securities holders...............             (11,722)
                                                                       ---------
Net Cash Provided by Financing Activities...................             138,283
                                                                       ---------
NET INCREASE IN CASH........................................                   5
Cash at Inception...........................................                  --
                                                                       ---------
CASH AT END OF PERIOD.......................................           $       5
                                                                       =========

                            See accompanying notes.

                               IAC CAPITAL TRUST

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

     IAC Capital Trust (the "Trust") is a business trust formed on October 31, 1997 under the Delaware Business Trust Act. Irvine Apartment Communities, Inc. (the "Company") and certain members of management of the Company acquired all of the common securities of the Trust, representing common undivided beneficial interests in all of the assets of the Trust, for an aggregate consideration of $5,000.

     The Trust is a limited purpose financing vehicle established by the Company and Irvine Apartment Communities, L.P. (the "Operating Partnership") and exists for the sole purpose of issuing redeemable preferred securities and investing the proceeds thereof in redeemable preferred limited partner units of the Operating Partnership. The redeemable preferred securities have no voting rights except in limited circumstances. The Trust's declaration does not permit the incurrence by the Trust of any indebtedness for borrowed money or the making of any investment other than in the redeemable preferred limited partner units of the Operating Partnership.

     The Operating Partnership pays all obligations (other than with respect to the Trust securities) and all costs and expenses of the Trust, including the fees and expenses of the trustees and any income taxes, duties and other governmental charges.

NOTE 2 -- REDEEMABLE PREFERRED INTEREST

     There are 6.0 million redeemable preferred securities outstanding that bear an annual cash distribution rate of 8 1/4% which is paid quarterly. The redeemable preferred securities have a stated maturity of December 31, 2092.

NOTE 3 -- INVESTMENT IN IRVINE APARTMENT COMMUNITIES, L.P.

     The proceeds from the issuance of redeemable preferred securities were invested in redeemable preferred limited partner units of the Operating Partnership which bear an annual cash distribution rate of 8 1/4% which is paid quarterly. The Trust accounts for its investment in the Operating Partnership using the equity method of accounting.

NOTE 4 -- INCOME TAXES

     The Company has elected to be taxed as a REIT and, as such, will generally not be subject to federal and state income taxation at the corporate level. To maintain its REIT status, the Trust is required to distribute annually at least 95% of its REIT taxable income to its shareholders and to satisfy certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying statements of operations.

                               IAC CAPITAL TRUST

                         REPORT OF INDEPENDENT AUDITORS

To the Trustees
IAC Capital Trust

     We have audited the accompanying balance sheet of IAC Capital Trust, a Delaware Business Trust, as of December 31, 1998 and the related statements of operations, changes in equity and cash flows for the period January 20, 1998 (commencement of operations) through December 31, 1998. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IAC Capital Trust at December 31, 1998 and the results of its operations and its cash flows for the period January 20, 1998 (commencement) through December 31, 1998, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

Newport Beach, California
February 1, 1999