Form 10-K/A
period 1998-12-31
IRVINE APARTMENT COMMUNITIES INC; IRVINE APARTMENT COMMUNITIES L P; IAC CAPITAL TRUST
filed 1999-05-03
CIK 912084, 1038358, 1048922

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                    TITLE OF EACH CLASS:
                                    --------------------
                            UNITS OF GENERAL PARTNERSHIP INTEREST
                            (IRVINE APARTMENT COMMUNITIES, L.P.)
               NUMBER OF UNITS OUTSTANDING AS OF DECEMBER 31, 1998: 20,163,643

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             TITLE OF EACH CLASS:                NAME OF EACH EXCHANGE ON WHICH REGISTERED:
             --------------------                ------------------------------------------
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

                                     PART I

ITEM 1. BUSINESS

ORGANIZATION AND GENERAL BUSINESS DESCRIPTION


     Irvine Apartment Communities, Inc. (the "Company"), a Maryland corporation, operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. At December 31, 1998, the Company had a 44.6% general partnership interest in and was the sole managing general partner of Irvine Apartment Communities, L.P. (the "Operating Partnership"), which began operations December 8, 1993, the date of the Company's initial public offering of common stock (the "Offering"). At December 31, 1998, The Irvine Company and certain of its affiliates had a 55.2% limited partnership interest in the Operating Partnership. In addition, at December 31, 1998, The Irvine Company and certain of its affiliates owned approximately 17.9% of the common stock of the Company. As used herein, unless the context otherwise requires, the term "Company" includes Irvine Apartment Communities, Inc. and the Operating Partnership.


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


     The Irvine Ranch is located in central Orange County, California, between San Diego and Los Angeles. The western boundary of the Irvine Ranch borders approximately six miles of the Pacific Ocean. Today, the portion of the Irvine Ranch which is still owned by The Irvine Company covers approximately 90 square miles and includes more than 50,000 undeveloped acres. The developed portion of the Irvine Ranch, which includes significant parts of the cities of Irvine, Newport Beach and Tustin, is part of an urban master-planned community. The Irvine Ranch has been developed over the past 30 years in accordance with an original master plan (the "Master Plan") which, over time, has been refined to accord with locally approved general plans. The Irvine Ranch is one of the major commercial, retail and residential centers in Southern California.


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


     The information set forth in this Annual Report on Form 10-K/A relating to the expansion program, the timing of future commencement and completion of construction, the commencement of leasing activity and initial stabilized occupancy, the estimated costs of apartment communities that are in development and the completion and timing of completion of the merger of the Company into TIC Acquisition LLC are forward-looking statements. Actual results will depend on numerous factors, many of which are beyond the control of the Company. These include the extent and timing of economic growth in the Company's rental markets; future trends in the pricing of construction materials and labor; product design changes; entitlement decisions by local government authorities; weather patterns; changes in interest rate levels; other changes in capital markets; unanticipated regulatory delays; and third party interest in acquiring the Company. No assurance can be given that the timing or estimates will not vary substantially from actual results.


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

- Enhance efficiency of operations. The Company had historically subcontracted on-site staffing, personnel management and accounting functions to four independent property management firms. In March 1998, the Operating Partnership and WNPM entered into a strategic alliance that, in April 1998, assumed all property management responsibilities for the Operating Partnership's Southern California portfolio. The new entity, IAMC, is owned 51% by the Operating Partnership and 49% by WNPM. By centralizing all property management functions into one entity, the new strategic alliance provides greater efficiencies, reduces property management fees and property management costs, improves training of on-site employees and enhances service to customers. Management fee cost savings relating to IAMC were approximately $1.0 million for the period April 1, 1998 to December 31, 1998. WNPM is the managing member of IAMC and responsible for its day to day operations, but the Company, through its control of a majority of the board of directors of IAMC, has significant control over IAMC including approval of business plans and budgets, compensation, and the employment of the executive officers of IAMC. In addition, the Company pays IAMC a property management fee which is adjusted to reflect the actual operating performance of the Properties, thereby more closely aligning the interests of IAMC and the Company. The Company also granted 100,000 options to certain executives of WNPM in order to better align their interests with the Company. Commencing in April 2001, the Company will also have the right, but not the obligation, to purchase WNPM's interest in IAMC for $49,000.


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


     Pursuant to the Land Rights Agreement, The Irvine Company and its Chairman, Donald Bren, have agreed to conduct their apartment community development and ownership activities on the Irvine Ranch solely through the Company. These restrictions terminate upon the occurrence of certain conditions. See "Item 13. Certain Relationships and Related Transactions -- Transactions with The Irvine Company."

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


     The Company completed four significant equity and financing transactions in 1998. In January, the Trust issued 6.0 million of its 8 1/4% Series A Preferred Securities. The gross proceeds of $150 million were used to purchase an equivalent amount of 8 1/4% Series A Preferred Limited Partner Units in the Operating Partnership. The Operating Partnership used the $150 million of proceeds, net of issuance costs, all of which were paid by the Operating Partnership, to repay the outstanding borrowings under the unsecured line of credit and to fund development of new apartment communities. In May, the Company priced a $334 million offering of unsecured tax-exempt debt at an average interest rate of 4.93% in three tranches ranging from 10 to 15 years. Proceeds from this offering were used to refinance the Company's existing tax-exempt mortgage debt. In November, the Company completed a $50 million private placement of preferred securities yielding 8.75%. The net proceeds were used to reduce the outstanding balance on the Company's unsecured line of credit. Also in November, the Company placed a $100 million unsecured term loan at an interest rate of 6.11%. The net proceeds were used to reduce the outstanding balance on the Company's unsecured line of credit and to fund the Company's ongoing development program. All of these transactions are more fully discussed in Management's Discussion and Analysis included in this Annual Report on Form 10-K/A.


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


     The groundwater underlying portions of the City of Irvine generally contains elevated levels of certain inorganic compounds. In addition, two U.S. Marine Corps air bases where soil and groundwater contamination have been discovered are located adjacent to the Irvine Ranch. Although the Company believes, based on a site assessment report prepared for the U.S. Marine Corps, that contamination at one of these bases is localized, there can be no assurances that it has not migrated onto any of the Irvine Ranch Properties. The other base is listed on the National Priorities List and activities from this base have resulted in groundwater contamination in the vicinity of this base. The Company has knowledge, based on information provided by the Orange County Water District, that contamination from this base has migrated into the groundwater underlying approximately nine of the Irvine Ranch Properties (with a total of approximately 1,775 units). The Company believes that most of the groundwater is located at a substantial depth under the land surface. The Orange County Water District and the Irvine Ranch Water District, together with the Department of Defense, are currently conducting and will continue to conduct remediation activities at this base and in the area, including under the Company's properties, to stabilize and ultimately remediate the contamination in the area, including under the Company's properties. Based on current information, the Company believes that it will not incur any remediation costs in connection with the groundwater contamination.


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


     In addition to the rental restrictions imposed by the bond regulatory agreements, many of the 24 properties and four additional properties are also subject to resident income and rent limitations by virtue of development and other agreements entered into with local municipalities and private and quasi-public interest groups. These restrictions are similar in scope and substance but differ as to expiration dates from the other restrictions discussed above.


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
                                                             ======            =====           ======        ====


     The consolidated real estate and accumulated depreciation schedule of Irvine Apartment Communities, Inc. is included on pages F-21 through F-23 of this Annual Report on Form 10-K/A.


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

ITEM 3. LEGAL PROCEEDINGS


     Shortly after the public announcement of TIC Acquisition LLC's offer to acquire the outstanding publicly held shares of the Company, certain lawsuits were initiated by shareholders of the Company against The Irvine Company, TIC Acquisition LLC, the Company and the Company's Directors (including Donald Bren) (collectively, the "Defendants") alleging, among other things, that the price offered by TIC Acquisition LLC for the shares held by the public shareholders of the Company was inadequate, that the Directors failed to take adequate steps to obtain the highest possible price for the public shareholders of the Company and that negotiations were not conducted at arm's-length. A total of four class actions were filed in the Superior Court of California, Orange County, on behalf of plaintiff Shareholders and a purported class of all nonaffiliated shareholders. Subsequently, a consolidated class action (combining the four prior purported class actions relating to the acquisition offer) was served. The consolidated class action complaint makes general allegations similar to those made in the four prior actions, in addition to the added allegations that advisors working for the Company, TIC Acquisition LLC and The Irvine Company were not sufficiently independent because of their other relationships with interested parties. Although the consolidated class action complaint seeks injunctive relief (including enjoining the special meeting of shareholders and the merger, or rescinding the merger if it is consummated) and unspecified money damages, no motions seeking to enjoin the merger or the special meeting of shareholders have been filed.



     The plaintiff shareholders and the Defendants have reached an agreement in principle to settle the consolidated class action lawsuit based on the final terms of the merger. The agreement in principle is subject to, among other things, documentation and court approval.



     The Defendants each believe that their respective actions in connection with the proposed merger have been in accordance with applicable Maryland and other law (based on each party's consultation with legal counsel, including Maryland legal counsel).


     None of the Company, the Operating Partnership, the Trust nor the Properties are subject to any other material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

IRVINE APARTMENT COMMUNITIES, INC.


     The Company's common stock is listed on the New York and Pacific Stock Exchanges under the ticker symbol: IAC. As of February 20, 1999, there were approximately 1,200 holders of record of the Company's common stock. The Company believes that there are approximately 11,000 beneficial shareholders. The following table sets forth the high and low closing sales price per share of the common stock as reported on the New York Stock Exchange (the "NYSE").


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


                                                                      YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------
                                                     1998           1997          1996         1995         1994
                                                 ------------   ------------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT PERCENTAGES, PER SHARE/UNIT/SECURITY AND
                                                                       PROPERTY INFORMATION)
IRVINE APARTMENT COMMUNITIES, INC.
SELECTED OPERATING INFORMATION
Total revenues.................................   $  220,837     $  186,945     $158,698     $136,168     $130,236
Income before extraordinary item, minority
  redeemable preferred interests and minority
  interest in income...........................   $   73,549     $   58,583     $ 41,192     $ 25,056     $ 12,279
Net income.....................................   $    8,356     $   26,404     $ 18,746     $  8,465     $  7,273
Basic earnings per share(1)....................   $     0.42     $     1.34     $   1.06     $   0.61     $   0.62
Diluted earnings per share(1)..................   $     0.41     $     1.33     $   1.05     $   0.05     $   0.41
Cash distributions per share...................   $     1.52     $     1.48     $   1.44     $   1.39     $   1.11
Total apartment units (at end of period).......       16,439         15,136       13,656       12,776       11,358
SELECTED STABILIZED PROPERTY INFORMATION(2)
Total properties (at end of period)............           55             51           48           43           43
Average physical occupancy(3)..................         94.1%          94.5%        94.9%        94.6%        95.6%
Average monthly rent per unit(4)...............   $    1,213     $    1,116     $  1,025     $    996     $    981
SELECTED BALANCE SHEET INFORMATION AT DECEMBER
  31,
Total assets...................................   $1,374,624     $1,163,677     $900,998     $853,230     $757,240
Total long-term debt...........................   $  751,818     $  704,063     $553,064     $563,286     $540,689
Minority redeemable preferred interests and
  minority interest............................   $  378,610     $  210,307     $$140,327    $109,133     $109,296
Shareholders' equity...........................   $  195,858     $  210,920     $180,017     $155,433     $ 81,753
IRVINE APARTMENT COMMUNITIES, L.P.
SELECTED OPERATING INFORMATION
Total revenues.................................   $  220,837     $  186,945     $158,698     $136,168     $130,236
Income before extraordinary item and redeemable
  preferred interests..........................   $   73,549     $   58,583     $ 41,192     $ 25,056     $ 12,279
Net income.....................................   $   18,781     $   58,583     $ 41,192     $  1,629     $ 12,279
Basic earnings per unit........................   $     0.42     $     1.34     $   1.06     $   0.05     $   0.41
Diluted earnings per unit......................   $     0.41     $     1.34     $   1.05     $   0.05     $   0.41
Cash distributions per unit....................   $     1.52     $     1.48     $   1.44     $   1.39     $   1.11
Total apartment units (at end of period).......       16,439         15,136       13,656       12,776       11,358
SELECTED STABILIZED PROPERTY INFORMATION(2)
Total properties (at end of period)............           55             51           48           43           43
Average physical occupancy(3)..................         94.1%          94.5%        94.9%        94.6%        95.6%
Average monthly rent per unit(4)...............   $    1,213     $    1,116     $  1,025     $    996     $    981
SELECTED BALANCE SHEET INFORMATION AT DECEMBER
  31,
Total assets...................................   $1,374,624     $1,163,677     $900,998     $853,230     $757,240
Total long-term debt...........................   $  751,818     $  704,063     $553,064     $563,286     $540,689
Redeemable preferred interests.................   $  192,789
Partners' capital..............................   $  381,679     $  421,227     $320,344     $264,566     $191,049
IAC CAPITAL TRUST
SELECTED OPERATING INFORMATION
Income from investment in subsidiary...........   $   11,722
Net income.....................................   $       --
Basic and diluted earnings per security........   $     0.00
SELECTED BALANCE SHEET INFORMATION AT DECEMBER
  31,
Total assets...................................   $  150,005
Redeemable preferred interest..................   $  150,000
Equity.........................................   $        5

---------------

(1) Differences between basic and diluted earnings per share in 1995 and 1994 are primarily due to the impact of the Company's debt extinguishment costs which were allocated to The Irvine Company in accordance with the Operating Partnership's partnership agreement (the "Partnership Agreement").



(2) A property is considered stabilized at the earlier of one year after completion of construction or when it achieves 95% occupancy. Properties are not considered in the calculations of average physical occupancy and average monthly rent per unit until such time as they are deemed stabilized.



(3) Average physical occupancy is calculated by dividing the total occupied units in the stabilized properties on a weekly basis by the total units in the stabilized properties on a weekly basis.



(4) Average monthly rent per unit is calculated by dividing average rental revenue per unit by average economic occupancy.

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


     LIQUIDITY: The Company expects to meet its short-term and long-term liquidity requirements, such as construction costs, scheduled debt maturities and potential future property acquisitions, through the issuance or refinancing of long-term debt, borrowings from financial institutions, or the issuance of additional equity securities of the Company, partnership units by the Operating Partnership or preferred securities by the Trust. The Operating Partnership has a $250 million unsecured revolving credit facility that was amended in July 1998. The amended credit facility currently bears interest at LIBOR plus 0.65% or prime and matures in June 2001. The interest rates under the credit facility are adjusted up or down based on the credit ratings on the Operating Partnership's senior unsecured long-term indebtedness. In January 1998, all outstanding borrowings under the credit facility were repaid from the proceeds of the offering by the Trust of its 8 1/4% Series A Preferred Securities. In 1998, the Company entered into letters of credit under the credit facility totaling $29.1 million related to land and building purchases (see "Capital Investments in New Development"). The letters of credit reduced the remaining amount available under the line of credit. Availability under the credit facility was $220.9 million at December 31, 1998. At March 29, 1999, the interest rate applicable to borrowings under the credit facility was 5.59% (LIBOR + 0.65%).


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


     INVESTING ACTIVITIES: Cash used in investing activities was $231.7 million, $249.6 million and $66.6 million in 1998, 1997 and 1996, respectively. Changes in the amount of cash used in investing activities in each year reflect changing levels of real estate development and acquisitions in 1998 and 1997. Real estate development and acquisitions are typically funded by the line of credit until long-term financing is obtained (see "Financing Activities" and "Capital Expenditures").


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


     CAPITAL INVESTMENTS IN NEW DEVELOPMENT: The major cash requirements in 1999 are expected to be for the construction of new apartment communities and possible acquisitions of apartment communities. Currently, the Company has nine apartment communities under development or construction that will require total expenditures of approximately $570 million, of which $212 million had been incurred at December 31, 1998. Funding for these developments is expected to come from the Operating Partnership's $250 million unsecured revolving credit facility (of which $220.9 million was available as of December 31, 1998), debt offerings of the Operating Partnership and preferred securities offerings of the Trust. In addition, the Company may issue other equity securities as discussed in the "Liquidity" section.

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

     The third parties section consists of identifying and prioritizing critical suppliers and communicating with them about their plans and progress in addressing the Year 2000 issue. The state of readiness of the Company's third parties is based primarily on representations from such parties. The Company has queried 100% of its significant suppliers and subcontractors that do not share information systems with the Company. The Company has received written Year 2000 status letters from all of the significant suppliers and subcontractors queried. Of the significant suppliers and subcontractors queried, 100% had a plan to remediate any Year 2000 issues and 100% had begun assessing their systems, but none had completed their plan or were Year 2000 compliant. Follow-up inquiries are scheduled through the remainder of 1999, at which time the Company will implement contingency plans or other alternatives, as necessary, depending on the third parties' Year 2000 readiness. To date, the Company is not aware of any third parties with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that third parties will be Year 2000 ready.


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


     RISK AND CONTINGENCY PLANNING: Management of the Company believes it has a program in place to adequately resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary resolution phases of the Year 2000 project. In the event that the Company does not complete any additional phases related to its infrastructure, applications software or PC&I, the Company does not believe that there will be a material adverse effect on its business, results of operations or financial condition. A Year 2000 failure by an important third party could materially disrupt the Company's operations. For example, a Year 2000 failure by one or more of the financial institutions or utility companies with which the Company does business could cause the Company to lose access to its funds or could restrict the Company's ability to borrow or operate a property. A Year 2000 failure by a trustee or transfer agent or by The Depository Trust Company could restrict the Company's ability to pay interest on its bonds or to pay dividends or distributions on its equity securities. In addition, disruption in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation relating to the adverse effects resulting from the Year 2000 issue. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. The Company currently has no contingency plans in place in the event it does not complete all resolution phases of the Year 2000 project. The Company plans to periodically evaluate the status of completion and determine whether such a plan is necessary.


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
                                                              ========   =======   =======

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's current and future debt obligations. The Company's philosophy is to maintain a fairly low tolerance to interest rate fluctuation risk. The Company is still vulnerable, however, to significant fluctuations of interest rates on its LIBOR rate debt, repricing on its fixed rate debt at various points in the future and future debt.



     The Company has managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate long-term debt to total debt such that variable rate exposure is kept at an acceptable level, fixing certain variable rate long-term debt through the use of interest rate swaps with appropriately matched maturities and taking advantage of favorable market conditions for long-term debt and/or equity.


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

     Second, the Company's Articles of Incorporation provide that approval of the Required Directors is required to approve (i) a change of control (as defined therein) of the Company or the Operating Partnership; (ii) any amendment to the Company's Articles of Incorporation or Company Bylaws or the Partnership Agreement; (iii) any waiver or modification of the ownership limit provisions of the Company's Articles of Incorporation; (iv) any merger, consolidation, statutory share exchange or sale of all or substantially all of the assets of the Company or the Operating Partnership; (v) subject to certain exceptions, the issuance of equity securities of the Company; (vi) the Company taking title to assets or to conduct business other than through the Operating Partnership, or for the Company or the Operating Partnership to engage in another line of business; (vii) the Company or the Operating Partnership making a general assignment for the benefit of creditors or instituting (or consent to the institution of) proceedings in bankruptcy or for the liquidation, dissolution, reorganization or winding-up of the Company or the Operating Partnership; and
(viii) termination of the Company's status as a real estate investment trust for federal income tax purposes.


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


     Pursuant to an agreement between him and the Company, Richard E. Lamprecht was promoted to the position of Senior Vice President, and President, Irvine Ranch Division. The agreement provides for an annualized base salary of $200,000 and a cash bonus for 1997 of $200,000. The agreement provides that in future years Mr. Lamprecht will be eligible for an annual bonus of 0% to 100% of his base salary. Pursuant to the agreement, Mr. Lamprecht was granted in 1997 options to purchase 20,000 shares of Common Stock (which award was in addition to options to purchase 10,000 shares of Common Stock previously granted in 1997) and a restricted stock unit award in respect of 10,000 shares of Common Stock. In addition, Mr. Lamprecht will receive in each of 1998 through 2001 options to purchase 10,000 shares and a restricted stock unit award in respect of 4,000 shares of Common Stock, assuming continued employment. Pursuant to one of the letter agreements described below, in the event of a business transaction such as the merger between the Company and a subsidiary of The Irvine Company, Mr. Lamprecht will receive cash payments in consideration of his currently outstanding options and restricted stock units, but his letter agreement does not provide for payment for any of the options or restricted stock units to which he may be entitled.



     The Company has entered into letter agreements dated January 22, 1999 with each holder (other than Mr. Mead) of employee options or restricted stock units. The letter agreements will have no effect unless a business combination, such as the merger between the Company and a subsidiary of The Irvine Company, is consummated. The letter agreements provide that each holder of an employee option will be entitled to receive a cash amount equal to the excess of $34.00 over the exercise price for each share of the Company's common stock subject to the option, payable at the consummation of the merger if then vested, or at the time such option or portion of an option would otherwise have vested according to the relevant award agreement. In the case of a restricted stock unit, the letter agreements provide that each holder will be entitled to receive a cash amount equal to $34.00 per restricted stock unit, payable at the time such restricted stock unit would otherwise have been available for vesting according to the relevant award agreement, assuming the achievement of all applicable performance targets for the relevant periods. In the case of Mr. McFarland's future restricted stock units, his letter agreement provides that he will be entitled to receive a cash amount equal to $34.00 per future restricted stock unit, payable at the time the future restricted stock units would otherwise have been available for vesting according to Mr. McFarland's original agreement, assuming that restricted stock units had been granted to Mr. McFarland in accordance with the terms of Mr. McFarland's original agreement. It is a condition of payment with respect to both options and restricted stock units that the holder remain continuously employed by the Company until the respective payment dates, except as otherwise described below. The restricted stock unit amounts will bear interest from the consummation of the merger to the relevant payment date, payable on the last day of each calendar quarter, at the annual rate of 5% through February 29, 2000, and 6% from March 1, 2000 until the date such restricted stock unit would have been available for vesting or, if sooner, until payment for such restricted stock units is accelerated in accordance with the letter agreements. Interest will be payable in cash as promptly as practicable following each interest payment date.


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


                                             OPTIONS      OUTSTANDING     PAYMENT AT    POTENTIAL FUTURE
                  NAME                       GRANTED        UNITS(1)        MERGER          PAYMENTS
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


---------------

(1) Represents restricted stock units that have been granted except in Mr. McFarland's case where it represents restricted stock units granted as well as future restricted stock units.



     Messrs. McFarland, Thompson and Lamprecht (each, an "executive") also entered into termination protection and severance arrangements with the Company set forth in their letter agreements, which provide that, in addition to the above-mentioned treatment of options and restricted stock units (and future restricted stock units, in Mr. McFarland's case), an executive whose employment is terminated involuntarily by the Company without cause, or by himself for good reason within eighteen months following the consummation of the merger, will be entitled to one year's base salary at the rate in effect at either (i) the time of his termination of employment or (ii) the consummation of the merger, whichever is higher. Such amount will be paid to the executive in a lump sum, without reduction for the time value of money, as soon as practicable, but in any event within 10 days, after the date of his termination of employment. The severance benefits payable under the letter agreements depend on the effective rate of the base salary applicable to an executive at the time of his termination of employment. Therefore, the severance amount payable to an executive is not precisely determinable. However, assuming termination at current levels of base salaries, the amounts that would be payable to Messrs. McFarland, Thompson and Lamprecht, if paid currently, would be $400,000, $275,000 and $200,000, respectively.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and beneficial owners of more than 10% of the Common Stock of the Company, to file initial reports of ownership and reports of changes in ownership with the SEC and the NYSE. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company noted that no individual who, at any time during 1998, was a director, officer or beneficial owner of more than 10% of the Common Stock of the Company failed to file the reports required by Section 16(a) of the Exchange Act on a timely basis, except that Form 4s were filed late with respect to the vesting of restricted stock units in February 1998 for Messrs. Alfred Baker, Howie, Lamprecht, McAllister, Mead and Reinert.


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

IAC CAPITAL TRUST


     The Trust does not have any directors or officers. The Trust is managed by the Company. Information with respect to the Trust required under Part III (Items 10, 11, 12 and 13) is included as described above under "Irvine Apartment Communities, Inc." All of such information is equally applicable to the Trust as to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock by each of the Company's directors, the Company's Chief Executive Officer, each of the four most highly compensated executive officers who were serving as executive officers at the end of 1998, other than the Company's Chief Executive Officer, all directors and current executive officers as a group and each person who is known by the Company to beneficially own five percent or more of any class of the Company's voting securities as of February 16, 1999. The Company has relied upon information supplied by its officers, directors, and certain shareholders and upon information contained in filings with the SEC.



                                                                                       PERCENT OF
                                                                                      ALL SHARES OF       PERCENT OF
                                     NUMBER OF                                        COMMON STOCK       ALL SHARES OF
                                     SHARES OF          PERCENT OF    NUMBER OF    (ASSUMING EXCHANGE    COMMON STOCK/
                                    COMMON STOCK       ALL SHARES OF    COMMON     OF HOLDER'S COMMON       COMMON
             NAME                BENEFICIALLY OWNED    COMMON STOCK   L.P. UNITS     L.P. UNITS)(1)      L.P. UNITS(1)
             ----                ------------------    -------------  ----------   ------------------    -------------
DIRECTORS AND EXECUTIVE
  OFFICERS:
Donald Bren....................      3,613,738(2)         17.9%       24,952,412(3)        63.2%           63.1  %
Anthony M. Frank...............         12,500(4)           *                 --             *              *
John F. Grundhofer.............         11,500(5)           *                 --             *              *
Bowen H. McCoy.................         15,500(4)           *                 --             *              *
William H. McFarland...........         59,063(6)           *                 --             *              *
Michael D. McKee...............          5,000              *                 --             *              *
Jack W. Peltason...............         11,100(4)           *                 --             *              *
John F. Seymour, Jr............         10,605(4)           *                 --             *              *
Raymond L. Watson..............         20,000              *                 --             *              *
William W. Thompson............         29,165(7)           *             74,523(8)           *             *
James E. Mead..................         21,666(9)           *                 --             *              *
Richard E. Lamprecht...........         49,202(10)          *                 --             *              *
Bruce N. Dorfman...............         14,332(11)          *             74,523(8)           *             *
All current directors and
  executive officers as a group
  (15 persons)(12).............      3,934,626(13)        19.3%       24,721,228          64.2%            64.2  %
5% SHAREHOLDERS(14):
The Irvine Company(15) 550
  Newport Center Drive
  Newport Beach, CA 92660......      3,430,413            17.0%       24,646,705          62.6%            62.3  %
Morgan Stanley Dean Witter
  & Co.(16) 1585 Broadway
  New York, NY 10036...........      1,168,100             5.8%               --           5.8%            2.6   %


---------------
  *  Less than 1.0%


 (1) Assumes Common L.P. Units (other than those referred to in Note 3 below which are not exchangeable within 60 days of the date of this table) are exchanged for shares of Common Stock, without regard to certain ownership limit provisions set forth in the Company's Articles of Incorporation. It is not anticipated that these ownership limit provisions will be waived. The Irvine Company has the right, once in every twelve month period beginning on December 8 of each year, generally to exchange up to one third of the Common L.P. Units beneficially owned by The Irvine Company and affiliates of Mr. Bren (see Note 3) for shares of Common Stock, at an exchange ratio of one Common L.P. Unit for each share of Common Stock, subject to adjustment. The Company's Articles of Incorporation place a limit on ownership by The Irvine Company, Mr. Bren and their affiliates, in the aggregate, of 20% of the outstanding Common Stock.



 (2) Includes (i) 3,430,413 shares of Common Stock beneficially owned by The Irvine Company, of which Mr. Bren is the sole shareholder and Chairman of the Board of Directors, and (ii) 183,325 shares of Common Stock held by a trust, of which Mr. Bren is trustee. Mr. Bren disclaims beneficial ownership of the Common Stock beneficially owned by The Irvine Company.



 (3) Includes (i) 24,646,705 Common L.P. Units beneficially owned by The Irvine Company, of which Mr. Bren is the sole shareholder and Chairman of the Board of Directors, and (ii) 305,707 Common L.P. Units owned by Stonecrest Village Company, LLC ("Stonecrest"), of which Mr. Bren is the sole owner of the two members. Of the 305,707 Common L.P. Units owned by Stonecrest, 106,696 Common L.P. Units are not exchangeable for shares of Common Stock, pursuant to an agreement with the NYSE. Mr. Bren disclaims beneficial ownership of the Common L.P. Units beneficially owned by The Irvine Company and Stonecrest.



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

(12) See Notes 2 through 11. Does not include shares owned by Mr. Mead.


(13) Includes currently exercisable options to purchase 242,661 shares of Common Stock granted pursuant to the 1993 Long-Term Stock Incentive Plan and the 1996 Long-Term Stock Incentive Plan.



(14) Information based on a review of Schedule 13Ds or 13Gs filed with the Securities and Exchange Commission as of February 19, 1999.



(15) Represents shares of Common Stock and Common L.P. Units owned directly or indirectly by The Irvine Company. Does not include Common L.P. Units owned by Stonecrest. See Note 3.



(16) Based on information provided in a Schedule 13G filed on February 2, 1999 by Morgan Stanley Dean Witter & Co. Morgan Stanley Dean Witter & Co. had shared voting power with respect to 863,000 of such shares and shared dispositive power with respect to all of such shares.


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


     The Company, the Operating Partnership and The Irvine Company are parties to the Land Rights Agreement. This Agreement, which extends through July 31, 2020, provides the Company the exclusive right, but not the obligation, to acquire additional land sites on the Irvine Ranch which have been entitled for residential use and designated by The Irvine Company as ready for apartment development in accordance with the Master Plan. The determination to exercise an option with respect to a site is made solely by a majority of the Independent Directors Committee of the Company's Board of Directors. In addition, The Irvine Company and Donald Bren have agreed to conduct their apartment community development and ownership activities on the Irvine Ranch solely through the Company.

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


     The Land Rights Agreement is subject to early termination upon the occurrence of the following events: (i) the failure of the shareholders of the Company to elect as directors of the Company the number of directors which The Irvine Company is entitled to nominate to the Company's Board of Directors, (ii) in the event of a vacancy on the Board of Directors of an Irvine Company Board Representative, the remaining directors shall not promptly elect a person designated by The Irvine Company to fill such vacancy or (iii) during the period The Irvine Company has the right to nominate three persons to the Company's Board of Directors, the provisions of the Articles of Incorporation and the Bylaws requiring approval of the Required Directors to take certain actions shall be repealed, modified or amended without the prior written consent of The Irvine Company.


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


AGREEMENT WITH MESSRS. THOMPSON, DORFMAN AND HUGHES



     On February 4, 1997, the Operating Partnership acquired the assets (primarily options on three parcels of land in Northern California) of Thompson Residential Company, Inc. ("TRC") in exchange for 74,523 Common L.P. Units in the Operating Partnership (currently approximately 0.2% of the Common L.P. Units outstanding). In addition, TRC is entitled to an "earn out" based on the performance of the apartment community built on one of the three parcels of land during the 12 months following stabilization of this apartment community (May 1999 through April 2000), payable in June 2000, up to a maximum of $2,000,000. The Company currently projects that TRC would be entitled to the maximum "earn out." Concurrently with these transactions, each of the three owners of TRC (William W. Thompson, Bruce N. Dorfman and Robert J. Hughes) became officers of the Company.



     The Operating Partnership has entered into a Stock Purchase Agreement with Messrs. Thompson, Dorfman and Hughes, pursuant to which they will sell their shares in TRC to the Operating Partnership or its assignee for an aggregate of $4,533,782. This is equivalent to the sum of (i) $34.00 per Common L.P. Unit (each Common L.P. Unit is exchangeable into one share of Common Stock) held by TRC and (ii) the maximum $2,000,000 "earn out." The consummation of the Stock Purchase Agreement is conditioned upon the merger of the Company with TIC Acquisition LLC.


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

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
2.1.1      Agreement and Plan of Merger dated as of March 20, 1996
           between the Company and Irvine Apartment Communities, Inc., a Delaware corporation (incorporated by reference to Exhibit
           2.1 of the Company's Registration Statement on Form 8-B,
           filed with the Securities and Exchange Commission on April
           30, 1996 (the "Form 8-B")).
2.2        Purchase and Sale Agreement and Joint Escrow Instructions
           dated April 18, 1997 by and between Aoki Construction (CA)
           Co., Ltd. and the Operating Partnership (incorporated by
           reference to Exhibit 2.1 of the Current Report on Form 8-K of the Company and the Operating Partnership filed on August
           6, 1997).
2.3        Agreement and Plan of Merger dated as of February 1, 1999, between TIC Acquisition LLC and the Company (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of the Company filed on February 2, 1999).
2.4        Stock Purchase Agreement dated as of February 1, 1999 among the Operating Partnership, as buyer, and William H.
           Thompson, Bruce Dorfman and Robert Hughes, as sellers.*
3.1        Articles of Amendment and Restatement of the Company
           (incorporated by reference to Exhibit 3.1 of the Form 8-B).
3.2        Articles of Merger dated May 2, 1996 between the Company and
           Irvine Apartment Communities, Inc., a Delaware corporation
           (incorporated by reference to Exhibit 14 of Amendment No. 5 to Schedule 13D filed on July 15, 1996 by The Irvine
           Company, TIC Investment Company A, TIC Investment Company C
           and Donald L. Bren).
3.3        Amended Bylaws of the Company (incorporated by reference to
           Exhibit 3.2 of the Form 8-B).
3.4        Specimen of Certificate Representing Shares of Common Stock
           (incorporated by reference to Exhibit 3.3 of the Form 8-B).
3.5        Second Amended and Restated Agreement of Limited Partnership
           of Irvine Apartment Communities, L.P. dated January 20, 1998
           (incorporated by reference to Exhibit 3.5 of the Annual
           Report on Form 10-K of the Company and the Operating
           Partnership for the year ended December 31, 1997 (the "1997
           Form 10-K")).
3.5.1      Amendment No. 1 dated as of October 30, 1998 to the Second
           Amended and Restated Agreement of Limited Partnership of the
           Operating Partnership dated as of January 20, 1998.*
3.6        Designation Instrument dated January 20, 1998, relating to the Series A Preferred L.P. Units of the Operating
           Partnership (incorporated by reference to Exhibit 3.6 of the
           1997 Form 10-K).
3.6.1      Designation Instrument dated November 12, 1998, relating to the Series B Preferred L.P. Units of the Operating
           Partnership.*
4.1        Indenture dated as of October 1, 1997 between the Operating
           Partnership and First Trust of California, National
           Association, as Trustee (the "Trustee") (incorporated by
           reference to Exhibit 4.1 of the Current Report on Form 8-K of the Company and the Operating Partnership filed on
           October 1, 1997 (the "October 1997 Form 8-K")).
4.2        Supplemental Indenture No. 1 dated as of October 1, 1997,
           relating to the Operating Partnership's 7% Notes due 2007, between the Operating Partnership and the Trustee
           (incorporated by reference to Exhibit 4.2 of the October
           1997 Form 8-K).
4.3        Form of Series A Trust Preferred Security (included in
           Exhibit 4.5).
4.4        Amended and Restated Declaration of Trust dated January 20,
           1998 of IAC Capital Trust (incorporated by reference to
           Exhibit 4.4 of the 1997 Form 10-K).
4.5        Certificate of Terms dated January 20, 1998 Relating to
           Series A Preferred Securities of IAC Capital Trust
           (incorporated by reference to Exhibit 4.5 of the 1997 Form
           10-K).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
4.6        Officer's Certificate dated April 9, 1998 setting forth
           certain terms and provisions applicable to the Operating
           Partnership's Medium-Term Notes, Series A (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the Company and the Operating Partnership filed on April
           10, 1998 (the "MTN 8-K")).
4.7        Form of the Operating Partnership's Fixed Rate Medium-Term
           Note, Series A (incorporated by reference to Exhibit 4.2 of the MTN 8-K).
4.8        Form of the Operating Partnership's Floating Rate
           Medium-Term Note, Series A (incorporated by reference to
           Exhibit 4.3 of the MTN 8-K).
4.9        Supplemental Indenture No. 2 dated as of April 9, 1998 to
           the Indenture dated as of October 1, 1997 between the
           Operating Partnership and U.S. Bank Trust National
           Association, trustee (incorporated by reference to Exhibit
           4.4 of the MTN 8-K).
10.1       Purchase and Sale Agreement and Joint Escrow Instructions
           dated April 18, 1997 by and between Aoki Construction (CA)
           Co., Ltd. and the Operating Partnership (see Exhibit 2.2).
10.2       Lease Agreement (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K of the Company for the
           year ended December 31, 1993 (the "1993 Form 10-K").
10.3       Employment Agreement with Former Senior Vice President,
           Chief Financial Officer and Secretary (incorporated by
           reference to Exhibit 10.3 of the 1997 Form 10-K).
10.3.1     Confidentiality Agreement and General Release dated as of
           October 13, 1998 between the Company and the former Senior
           Vice President, Chief Financial Officer and Secretary.*
10.4       Miscellaneous Rights Agreement among the Company and the
           persons named therein (incorporated by reference to Exhibit
           10.4 of the Form 8-B).
10.4.1     Amendment No. 1 to the Miscellaneous Rights Agreement
           (incorporated by reference to Exhibit 10.4.1 of the
           Quarterly Report on Form 10-Q of the Company and the
           Operating Partnership for the quarter ended September 30,
           1997 (the "1997 Third Quarter Form 10-Q")).
10.4.2     Amendment No. 2 to the Miscellaneous Rights Agreement
           (incorporated by reference to Exhibit 10.4.2 of the 1997
           Form 10-K).
10.5       Administrative Services Agreement (incorporated by reference to Exhibit 10.5 of the 1993 Form 10-K).
10.5.1     Amendment and Extension to the Administrative Services
           Agreement (incorporated by reference to Exhibit 10.5.1 of
           the Annual Report on Form 10-K of the Company for the year ended December 31, 1994).
10.5.4     Amendment No. 4 to the Administrative Services Agreement
           (incorporated by reference to Exhibit 10.5.4 of the
           Quarterly Report on Form 10-Q of the Company, the Operating
           Partnership and the Trust for the quarter ended June 30,
           1998 (the "1998 Second Quarter Form 10-Q")).
10.6       Exclusive Land Rights and Non-Competition Agreement
           (incorporated by reference to Exhibit 10.6 of the 1993 Form
           10-K).
10.6.1     Amendment No. 1 to the Exclusive Land Rights and
           Non-Competition Agreement (incorporated by reference to
           Exhibit 10.6.1 of the Quarterly Report on Form 10-Q of the
           Company for the quarter ended June 30, 1995 (the "1995
           Second Quarter Form 10-Q")).
10.6.2     Amendment No. 2 to the Exclusive Land Rights and
           Non-Competition Agreement (incorporated by reference to
           Exhibit 10.6.2 of the 1995 Second Quarter Form 10-Q).
10.6.3     Amendment No. 3 to the Exclusive Land Rights and
           Non-Competition Agreement (incorporated by reference to
           Exhibit 10.6.3 of the Form 8-B).
10.6.4     Amendment No. 4 to the Exclusive Land Rights and
           Non-Competition Agreement (incorporated by reference to
           Exhibit 10.6.4 of the 1997 Third Quarter Form 10-Q).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.6.5     Amendment No. 5 to the Exclusive Land Rights and
           Non-Competition Agreement (incorporated by reference to
           Exhibit 10.6.5 of the 1997 Form 10-K).
10.7       Contribution Agreement and Escrow Instructions Agreement
           (incorporated by reference to Exhibit 10.7 of the 1993 Form
           10-K).
10.8       Irvine Apartment Communities, Inc. 1993 Stock Option Plan
           for Directors (incorporated by reference to Exhibit 10.8 of the 1993 Form 10-K).
10.8.1     Irvine Apartment Communities, Inc. Amended and Restated 1993
           Stock Option Plan for Directors (incorporated by reference to Exhibit 10.8.1 of the 1998 Second Quarter Form 10-Q).
10.9       Irvine Apartment Communities, Inc. 1993 Long-Term Stock
           Incentive Plan (incorporated by reference to Exhibit 10.9 of the 1993 Form 10-K).
10.10      Irrevocable Trust Agreement (incorporated by reference to
           Exhibit 10.10 of the 1993 Form 10-K).
10.11      Revolving Credit Agreement dated as of June 27, 1997
           (incorporated by reference to Exhibit 10.11 of the Quarterly
           Report on Form 10-Q of the Company and the Operating
           Partnership for the quarter ended June 30, 1997 (the "1997
           Second Quarter Form 10-Q")).
10.12      Indenture of Trust for Tax-Exempt Mortgage Bond Financing
           (incorporated by reference to Exhibit 10.13 of the 1995
           Second Quarter Form 10-Q).
10.13      Employment Agreement with Chief Executive Officer
           (incorporated by reference to Exhibit 10.13 of the 1997
           Second Quarter Form 10-Q).
10.14      Irvine Apartment Communities, Inc. 1996 Long-Term Stock
           Incentive Plan (incorporated by reference to Exhibit 10.14 of the Form 8-B).
10.15      Employment Agreement with the Senior Vice President,
           President, Irvine Ranch Division (incorporated by reference to Exhibit 10.15 of the 1997 Form 10-K).
10.16      Stock Purchase Agreement dated as of February 1, 1999 among the Operating Partnership, as buyer, and William H.
           Thompson, Bruce Dorfman and Robert Hughes, as sellers (see
           Exhibit 2.4).
10.17      Irvine Apartment Management Company Partnership Agreement
           dated March 12, 1998 by and between Apartment Management
           Company, LLC and Western National Securities d/b/a Western
           National Property Management ("WNPM") (incorporated by
           reference to Exhibit 10.17 of the Quarterly Report on Form
           10-Q of the Company, the Operating Partnership and the Trust
           for the quarter ended March 31, 1998 (the "1998 First
           Quarter Form 10-Q")).
10.18      Management Agreement dated as of April 1, 1998 by and
           between the Operating Partnership and Irvine Apartment
           Management Company (incorporated by reference to Exhibit
           10.18 of the 1998 First Quarter Form 10-Q).
10.19      Guaranty dated as of March 12, 1998 by the Operating
           Partnership in favor of WNPM and the WNPM Indemnities (as
           defined in Exhibit 10.17 hereto) (incorporated by reference to Exhibit 10.19 of the 1998 First Quarter Form 10-Q).
10.20      Irvine Apartment Communities, Inc. Deferred Compensation
           Plan for Outside Directors (incorporated by reference to
           Exhibit 10.20 of the 1998 Second Quarter Form 10-Q).
10.21      Letter Agreement dated February 1, 1999 from The Irvine
           Company to the Company.*
10.22      Unsecured Loan Agreement dated as of November 20, 1998 by
           and among the Operating Partnership, the Banks listed
           therein, Wells Fargo Bank, N.A., as Co-Arranger and
           Administrative Agent, and U.S. Bank National Association, as
           Co-Arranger.*
10.23.1    Retention Agreement with Mr. McFarland dated January 22,
           1999.*
10.23.2    Form of Retention Agreement with certain of the Company's
           executive officers.*

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.23.3    Form of Retention Agreement with holders of awards under the
           1993 Long-Term Stock Incentive Plan or the 1996 Long-Term
           Stock Incentive Plan.*
10.24      Loan Agreement by and between California Statewide
           Communities Development Authority and the Operating
           Partnership dated as of May 15, 1998.*
10.25      Indenture of Trust by and between California Statewide
           Communities Development Authority and U.S. Bank Trust
           National Association, as Trustee dated as of May 15, 1998
           securing $334,190,000 California Statewide Communities
           Development Authority Apartment Development Revenue
           Refunding Bonds, Series 1998A (Irvine Apartment Communities,
           L.P.).*
10.26      First Supplemental Indenture of Trust by and between
           California Statewide Communities Development Authority and
           U.S. Bank Trust National Association, as Trustee dated as of
           June 11, 1998 ($334,190,000 California Statewide Communities
           Development Authority Apartment Development Revenue
           Refunding Bonds, Series 1995A).*
10.27      Registration Rights Agreement dated as of November 12, 1998 by and among the Operating Partnership, the Company, the
           Trust and Greene Street 1998 Exchange Fund, L.P.*
12         The Company's ratio of earnings to fixed charges for the
           year ended December 31, 1998.*
21.1       Subsidiaries of the Company (incorporated by reference to
           Exhibit 21.1 of the 1997 Form 10-K).
21.2       Subsidiaries of the Operating Partnership (incorporated by reference to Exhibit 21.2 of the 1997 Form 10-K).
21.3       Subsidiaries of the Trust (none).
23.1       Consent of Ernst & Young LLP (with respect to Irvine
           Apartment Communities, Inc.).
23.2       Consent of Ernst & Young LLP (with respect to Irvine
           Apartment Communities, L.P.).
23.3       Consent of Ernst & Young LLP (with respect to IAC Capital
           Trust).
27.1       Financial Data Schedule for the Company (only included in
           electronically-filed document).*
27.2       Financial Data Schedule for the Operating Partnership (only included in electronically-filed document).*
27.3       Financial Data Schedule for IAC Capital Trust (only included in electronically-filed document).*


---------------


 *  Filed with initial filing of this Report.


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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          IRVINE APARTMENT COMMUNITIES, INC.


Date: April 30, 1999                      By:        /s/ SHAWN HOWIE

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


Date: April 30, 1999                      By:        /s/ SHAWN HOWIE

                                            ------------------------------------
                                            Shawn Howie
                                            Interim Chief Financial Officer and
                                              Secretary

                                          IAC CAPITAL TRUST


Date: April 30, 1999                      By:        /s/ SHAWN HOWIE

                                            ------------------------------------
                                            Shawn Howie
                                            Regular Trustee

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

                       IRVINE APARTMENT COMMUNITIES, INC.

     SCHEDULE III -- CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                    GROSS AMOUNT AT WHICH
                                                             CARRIED AT DECEMBER 31, 1998(A)(B)
                                 NUMBER                     -------------------------------------
                                   OF                                  BUILDINGS AND                ACCUMULATED     DATE OF
APARTMENT COMMUNITY NAME (CITY)  UNITS    ENCUMBRANCES(C)   LAND(E)    IMPROVEMENTS      TOTAL      DEPRECIATION   COMPLETION
-------------------------------  ------   ---------------   --------   -------------   ----------   ------------   ----------
PROPERTIES STABILIZED FOR ALL
  OF 1998:
  IRVINE
    Amherst Court.............     162                      $  1,430    $   11,373     $   12,803     $  3,049           1991
    Berkeley Court............     152                           858         8,299          9,157        3,256           1986
    Cedar Creek...............     176                           519         8,718          9,237        3,534           1985
    Columbia Court............      58                           321         2,715          3,036        1,040           1984
    Cornell Court.............     109                           785         5,091          5,876        1,921           1984
    Cross Creek...............     136                           561         7,351          7,912        2,998           1985
    Dartmouth Court...........     294                         2,674        17,493         20,167        6,493           1986
    Deerfield.................     288       $  7,212          3,810        11,972         15,782        5,101        1975/83
    Harvard Court.............     112                         1,034         5,901          6,935        2,281           1986
    Northwood Park............     168                         1,246         8,547          9,793        3,551           1985
    Northwood Place...........     604                         4,613        34,748         39,361       13,011           1986
    Orchard Park..............      60                         1,138         2,138          3,276          957           1982
    Park West.................     880         33,247         18,768        54,174         72,942       29,742     1970/71/72
    Parkwood..................     296         12,195          7,667        13,060         20,727        5,659           1974
    Rancho San Joaquin........     368         16,270          7,910        28,618         36,528       14,410           1976
    San Carlo.................     354                         2,790        26,107         28,897        7,343           1989
    San Leon..................     248                         1,779        14,627         16,406        5,233           1987
    San Marco.................     426                         2,977        24,574         27,551        7,598           1988
    San Marino................     200                         1,425        11,661         13,086        4,398           1986
    San Mateo.................     283                         1,482        18,733         20,215        4,857           1990
    San Paulo.................     382          2,158          1,956        26,984         28,940        4,170           1993
    San Remo..................     248                         1,820        14,400         16,220        5,231        1986/88
    Santa Clara...............     378                         3,761        31,027         34,788        3,476           1996
    Santa Maria...............     227                         3,343        19,174         22,517        1,326           1997
    Santa Rosa................     368                         3,277        27,615         30,892        3,267           1996
    Stanford Court............     320                         2,202        14,354         16,556        5,971           1985
    The Parklands.............     121          5,666             68         7,471          7,539        2,841           1983
    Turtle Rock Canyon........     217                         1,889        20,191         22,080        4,904           1991
    Turtle Rock Vista.........     252         12,931          6,327        13,578         19,905        6,026        1976/77
    Villa Coronado............     513                         5,842        38,147         43,989        4,569           1996
    Windwood Glen.............     196                         1,266         9,763         11,029        3,715           1985
    Windwood Knoll............     248                         1,111        11,917         13,028        4,439           1983
    Woodbridge Oaks...........     120                           832         6,868          7,700        2,602           1983
    Woodbridge Pines..........     220          8,192          5,755        10,788         16,543        4,699           1976
    Woodbridge Villas.........     258                         4,353         9,549         13,902        4,245           1982
    Woodbridge Willows........     200                         1,421        11,563         12,984        5,425           1984
                                 ------      --------       --------    ----------     ----------     --------
                                 9,642         97,871        109,010       589,289        698,299      193,338
                                 ------      --------       --------    ----------     ----------     --------
  NEWPORT BEACH
    Baypointe.................     300                         4,190        28,715         32,905        1,738           1997
    Bayport...................     104          4,706          3,146         4,273          7,419        1,954           1971
    Bayview...................      64          3,397          2,353         2,983          5,336        1,385           1971
    Baywood...................     388         20,299         10,809        20,823         31,632        8,752        1973/84
    Mariner Square............     114          5,439            392         5,240          5,632        3,622           1969
    Newport North.............     570                         8,849        31,717         40,566       11,643           1986
    Newport Ridge.............     512                         9,542        45,150         54,692        4,757           1996
    Promontory Point..........     520         35,008         18,775        41,942         60,717       18,843           1974
                                 ------      --------       --------    ----------     ----------     --------
                                 2,572         68,849         58,056       180,843        238,899       52,694
                                 ------      --------       --------    ----------     ----------     --------


                                 DEPRECIABLE
APARTMENT COMMUNITY NAME (CITY)    LIFE(D)
-------------------------------  -----------
PROPERTIES STABILIZED FOR ALL
  OF 1998:
  IRVINE
    Amherst Court.............    5-40 yrs.
    Berkeley Court............    5-40 yrs.
    Cedar Creek...............    5-40 yrs.
    Columbia Court............    5-40 yrs.
    Cornell Court.............    5-40 yrs.
    Cross Creek...............    5-40 yrs.
    Dartmouth Court...........    5-40 yrs.
    Deerfield.................    5-40 yrs.
    Harvard Court.............    5-40 yrs.
    Northwood Park............    5-40 yrs.
    Northwood Place...........    5-40 yrs.
    Orchard Park..............    5-40 yrs.
    Park West.................    5-40 yrs.
    Parkwood..................    5-40 yrs.
    Rancho San Joaquin........    5-40 yrs.
    San Carlo.................    5-40 yrs.
    San Leon..................    5-40 yrs.
    San Marco.................    5-40 yrs.
    San Marino................    5-40 yrs.
    San Mateo.................    5-40 yrs.
    San Paulo.................    5-40 yrs.
    San Remo..................    5-40 yrs.
    Santa Clara...............    5-40 yrs.
    Santa Maria...............    5-40 yrs.
    Santa Rosa................    5-40 yrs.
    Stanford Court............    5-40 yrs.
    The Parklands.............    5-40 yrs.
    Turtle Rock Canyon........    5-40 yrs.
    Turtle Rock Vista.........    5-40 yrs.
    Villa Coronado............    5-40 yrs.
    Windwood Glen.............    5-40 yrs.
    Windwood Knoll............    5-40 yrs.
    Woodbridge Oaks...........    5-40 yrs.
    Woodbridge Pines..........    5-40 yrs.
    Woodbridge Villas.........    5-40 yrs.
    Woodbridge Willows........    5-40 yrs.
  NEWPORT BEACH
    Baypointe.................    5-40 yrs.
    Bayport...................    5-40 yrs.
    Bayview...................    5-40 yrs.
    Baywood...................    5-40 yrs.
    Mariner Square............    5-40 yrs.
    Newport North.............    5-40 yrs.
    Newport Ridge.............    5-40 yrs.
    Promontory Point..........    5-40 yrs.

                                                                    GROSS AMOUNT AT WHICH
                                                             CARRIED AT DECEMBER 31, 1998(A)(B)
                                 NUMBER                     -------------------------------------
                                   OF                                  BUILDINGS AND                ACCUMULATED     DATE OF
APARTMENT COMMUNITY NAME (CITY)  UNITS    ENCUMBRANCES(C)   LAND(E)    IMPROVEMENTS      TOTAL      DEPRECIATION   COMPLETION
-------------------------------  ------   ---------------   --------   -------------   ----------   ------------   ----------
  TUSTIN
    Rancho Alisal.............     356                      $  3,558    $   20,269     $   23,827     $  7,003        1988/91
    Rancho Maderas............     266                         1,144        16,365         17,509        4,637           1989
    Rancho Mariposa...........     238       $ 12,336            683        16,373         17,056        3,548           1992
    Rancho Monterey...........     436                         6,823        34,010         40,833        3,589           1996
    Rancho Tierra.............     252                         1,215        16,554         17,769        4,830           1989
    Sierra Vista..............     306                         2,318        23,001         25,319        4,886           1992
                                 ------      --------       --------    ----------     ----------     --------
                                 1,854         12,336         15,741       126,572        142,313       28,493
                                 ------      --------       --------    ----------     ----------     --------
  LA JOLLA
    Villas of Renaissance.....     923                        23,075       111,765        134,840        4,180           1992
                                 ------      --------       --------    ----------     ----------     --------
TOTAL PROPERTIES STABILIZED FOR
  ALL OF 1998.................   14,991       179,056        205,882     1,008,469      1,214,351      278,705
                                 ------      --------       --------    ----------     ----------     --------
PROPERTIES STABILIZED OR
  ACQUIRED DURING 1998:
    The Colony at Fashion
      Island (Newport Beach)...    245                         3,545        42,132         45,677        1,046           1998
    Rancho Santa Fe (Tustin)...    316                         8,408        29,614         38,022          618           1998
    Santa Rosa II (Irvine)....     207                         5,999        20,636         26,635          476           1998
    One Park Place (Irvine)...     216         18,000          5,720        22,532         28,252           99
                                 ------      --------       --------    ----------     ----------     --------
TOTAL PROPERTIES STABILIZED OR
  ACQUIRED DURING 1998:.......     984         18,000         23,672       114,914        138,586        2,239
                                 ------      --------       --------    ----------     ----------     --------
TOTAL STABILIZED PORTFOLIO....   15,975       197,056        229,554     1,123,383      1,352,937      280,944
                                 ------      --------       --------    ----------     ----------     --------
DELIVERED UNITS IN PROJECTS
  UNDER DEVELOPMENT
    The Hamptons at Cupertino
      (Cupertino).............     342                        15,000        36,923         51,923          359
    Sonoma at Oak Creek
      (Irvine)................     122                         3,551        12,240         15,791           66
    Other.....................                                                 331            331           80
                                 ------      --------       --------    ----------     ----------     --------
TOTAL DELIVERED UNITS.........     464                        18,551        49,494         68,045          505
                                 ------      --------       --------    ----------     ----------     --------
TOTAL STABILIZED AND
  DELIVERED...................   16,439       197,056        248,105     1,172,877      1,420,982      281,449
                                 ------      --------       --------    ----------     ----------     --------
UNITS UNDER DEVELOPMENT
    Sonoma at Oak Creek
      (Irvine)................      74                         2,146         6,450          8,596
    Brittany at Oak Creek
      (Irvine)................     393                        10,325        23,486         33,811
    Park Place (Irvine).......   1,226                        40,000         2,842         42,842
    Arcadia at Stonecrest
      (San Diego).............     336                         9,475        14,692         24,167
    The Colony at Aventine
      (La Jolla)..............     232                         7,950         4,861         12,811
    The Villas at Bair Island
      Marina (Redwood City)...     155                         3,900         9,739         13,639
    1221 Ocean Avenue
      (Santa Monica)..........     119                        24,000        28,667         52,667
    Lonestar (Redwood City)...     206                         4,600           938          5,538
    Olson Ranch (Sunnyvale)...     298                                       1,969          1,969
    Other.....................                                               9,331          9,331
                                 ------      --------       --------    ----------     ----------     --------
TOTAL UNITS UNDER DEVELOPMENT..  3,039                       102,396       102,975        205,371
                                 ------      --------       --------    ----------     ----------     --------
        TOTAL.................   19,478      $197,056       $350,501    $1,275,852     $1,626,353     $281,449
                                 ======      ========       ========    ==========     ==========     ========


                                 DEPRECIABLE
APARTMENT COMMUNITY NAME (CITY)    LIFE(D)
-------------------------------  -----------
  TUSTIN
    Rancho Alisal.............    5-40 yrs.
    Rancho Maderas............    5-40 yrs.
    Rancho Mariposa...........    5-40 yrs.
    Rancho Monterey...........    5-40 yrs.
    Rancho Tierra.............    5-40 yrs.
    Sierra Vista..............    5-40 yrs.
  LA JOLLA
    Villas of Renaissance.....    5-40 yrs.
TOTAL PROPERTIES STABILIZED FOR
  ALL OF 1998.................
PROPERTIES STABILIZED OR
  ACQUIRED DURING 1998:
    The Colony at Fashion
      Island (Newport Beach)...   5-40 yrs.
    Rancho Santa Fe (Tustin)...   5-40 yrs.
    Santa Rosa II (Irvine)....    5-40 yrs.
    One Park Place (Irvine)...    5-40 yrs.
TOTAL PROPERTIES STABILIZED OR
  ACQUIRED DURING 1998:.......
TOTAL STABILIZED PORTFOLIO....
DELIVERED UNITS IN PROJECTS
  UNDER DEVELOPMENT
    The Hamptons at Cupertino
      (Cupertino).............    5-40 yrs.
    Sonoma at Oak Creek
      (Irvine)................    5-40 yrs.
    Other.....................
TOTAL DELIVERED UNITS.........
TOTAL STABILIZED AND
  DELIVERED...................
UNITS UNDER DEVELOPMENT
    Sonoma at Oak Creek
      (Irvine)................
    Brittany at Oak Creek
      (Irvine)................
    Park Place (Irvine).......
    Arcadia at Stonecrest
      (San Diego).............
    The Colony at Aventine
      (La Jolla)..............
    The Villas at Bair Island
      Marina (Redwood City)...
    1221 Ocean Avenue
      (Santa Monica)..........
    Lonestar (Redwood City)...
    Olson Ranch (Sunnyvale)...
    Other.....................
TOTAL UNITS UNDER DEVELOPMENT..
        TOTAL.................


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
                                                              ========       ========       ========

                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                       CONSOLIDATED STATEMENTS OF CHANGES
                              IN PARTNERS' CAPITAL


                                                      GENERAL PARTNER    LIMITED PARTNERS     TOTAL
                                                      ---------------    ----------------    --------
                                                                      (IN THOUSANDS)
PARTNERS' CAPITAL
Balance at January 1, 1996........................       $155,433            $109,133        $264,566
  Net income......................................         18,746              22,446          41,192
  Contributions...................................         31,385              39,327          70,712
  Distributions...................................        (25,547)            (30,579)        (56,126)
                                                         --------            --------        --------
Balance at December 31, 1996......................        180,017             140,327         320,344
  Net income......................................         26,404              32,179          58,583
  Contributions...................................         33,384              73,004         106,388
  Distributions...................................        (28,885)            (35,203)        (64,088)
                                                         --------            --------        --------
Balance at December 31, 1997......................        210,920             210,307         421,227
  Net income......................................          8,356              10,425          18,781
  Contributions...................................          7,011               3,047          10,058
  Distributions...................................        (30,429)            (37,958)        (68,387)
                                                         --------            --------        --------
Balance at December 31, 1998                             $195,858            $185,821        $381,679
                                                         ========            ========        ========
COMMON PARTNERSHIP UNITS OUTSTANDING
Balance at January 1, 1996........................         16,975              20,397          37,372
  Additional common partnership units issued......          1,581               1,895           3,476
                                                         --------            --------        --------
Balance at December 31, 1996......................         18,556              22,292          40,848
  Additional common partnership units issued......          1,345               2,627           3,972
                                                         --------            --------        --------
Balance at December 31, 1997......................         19,901              24,919          44,820
  Additional common partnership units issued......            263                 108             371
                                                         --------            --------        --------
Balance at December 31, 1998......................         20,164              25,027          45,191
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

                       IRVINE APARTMENT COMMUNITIES, L.P.

     SCHEDULE III -- CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                    GROSS AMOUNT AT WHICH
                                                             CARRIED AT DECEMBER 31, 1998(A)(B)
                                 NUMBER                     -------------------------------------
                                   OF                                  BUILDINGS AND                ACCUMULATED     DATE OF
APARTMENT COMMUNITY NAME (CITY)  UNITS    ENCUMBRANCES(C)   LAND(E)    IMPROVEMENTS      TOTAL      DEPRECIATION   COMPLETION
-------------------------------  ------   ---------------   --------   -------------   ----------   ------------   ----------
PROPERTIES STABILIZED FOR ALL
  OF 1998:
  IRVINE
    Amherst Court.............     162                      $  1,430    $   11,373     $   12,803     $  3,049           1991
    Berkeley Court............     152                           858         8,299          9,157        3,256           1986
    Cedar Creek...............     176                           519         8,718          9,237        3,534           1985
    Columbia Court............      58                           321         2,715          3,036        1,040           1984
    Cornell Court.............     109                           785         5,091          5,876        1,921           1984
    Cross Creek...............     136                           561         7,351          7,912        2,998           1985
    Dartmouth Court...........     294                         2,674        17,493         20,167        6,493           1986
    Deerfield.................     288       $  7,212          3,810        11,972         15,782        5,101        1975/83
    Harvard Court.............     112                         1,034         5,901          6,935        2,281           1986
    Northwood Park............     168                         1,246         8,547          9,793        3,551           1985
    Northwood Place...........     604                         4,613        34,748         39,361       13,011           1986
    Orchard Park..............      60                         1,138         2,138          3,276          957           1982
    Park West.................     880         33,247         18,768        54,174         72,942       29,742     1970/71/72
    Parkwood..................     296         12,195          7,667        13,060         20,727        5,659           1974
    Rancho San Joaquin........     368         16,270          7,910        28,618         36,528       14,410           1976
    San Carlo.................     354                         2,790        26,107         28,897        7,343           1989
    San Leon..................     248                         1,779        14,627         16,406        5,233           1987
    San Marco.................     426                         2,977        24,574         27,551        7,598           1988
    San Marino................     200                         1,425        11,661         13,086        4,398           1986
    San Mateo.................     283                         1,482        18,733         20,215        4,857           1990
    San Paulo.................     382          2,158          1,956        26,984         28,940        4,170           1993
    San Remo..................     248                         1,820        14,400         16,220        5,231        1986/88
    Santa Clara...............     378                         3,761        31,027         34,788        3,476           1996
    Santa Maria...............     227                         3,343        19,174         22,517        1,326           1997
    Santa Rosa................     368                         3,277        27,615         30,892        3,267           1996
    Stanford Court............     320                         2,202        14,354         16,556        5,971           1985
    The Parklands.............     121          5,666             68         7,471          7,539        2,841           1983
    Turtle Rock Canyon........     217                         1,889        20,191         22,080        4,904           1991
    Turtle Rock Vista.........     252         12,931          6,327        13,578         19,905        6,026        1976/77
    Villa Coronado............     513                         5,842        38,147         43,989        4,569           1996
    Windwood Glen.............     196                         1,266         9,763         11,029        3,715           1985
    Windwood Knoll............     248                         1,111        11,917         13,028        4,439           1983
    Woodbridge Oaks...........     120                           832         6,868          7,700        2,602           1983
    Woodbridge Pines..........     220          8,192          5,755        10,788         16,543        4,699           1976
    Woodbridge Villas.........     258                         4,353         9,549         13,902        4,245           1982
    Woodbridge Willows........     200                         1,421        11,563         12,984        5,425           1984
                                 ------      --------       --------    ----------     ----------     --------
                                 9,642         97,871        109,010       589,289        698,299      193,338
                                 ------      --------       --------    ----------     ----------     --------
  NEWPORT BEACH
    Baypointe.................     300                         4,190        28,715         32,905        1,738           1997
    Bayport...................     104          4,706          3,146         4,273          7,419        1,954           1971
    Bayview...................      64          3,397          2,353         2,983          5,336        1,385           1971
    Baywood...................     388         20,299         10,809        20,823         31,632        8,752        1973/84
    Mariner Square............     114          5,439            392         5,240          5,632        3,622           1969
    Newport North.............     570                         8,849        31,717         40,566       11,643           1986
    Newport Ridge.............     512                         9,542        45,150         54,692        4,757           1996
    Promontory Point..........     520         35,008         18,775        41,942         60,717       18,843           1974
                                 ------      --------       --------    ----------     ----------     --------
                                 2,572         68,849         58,056       180,843        238,899       52,694
                                 ------      --------       --------    ----------     ----------     --------


                                 DEPRECIABLE
APARTMENT COMMUNITY NAME (CITY)    LIFE(D)
-------------------------------  -----------
PROPERTIES STABILIZED FOR ALL
  OF 1998:
  IRVINE
    Amherst Court.............    5-40 yrs.
    Berkeley Court............    5-40 yrs.
    Cedar Creek...............    5-40 yrs.
    Columbia Court............    5-40 yrs.
    Cornell Court.............    5-40 yrs.
    Cross Creek...............    5-40 yrs.
    Dartmouth Court...........    5-40 yrs.
    Deerfield.................    5-40 yrs.
    Harvard Court.............    5-40 yrs.
    Northwood Park............    5-40 yrs.
    Northwood Place...........    5-40 yrs.
    Orchard Park..............    5-40 yrs.
    Park West.................    5-40 yrs.
    Parkwood..................    5-40 yrs.
    Rancho San Joaquin........    5-40 yrs.
    San Carlo.................    5-40 yrs.
    San Leon..................    5-40 yrs.
    San Marco.................    5-40 yrs.
    San Marino................    5-40 yrs.
    San Mateo.................    5-40 yrs.
    San Paulo.................    5-40 yrs.
    San Remo..................    5-40 yrs.
    Santa Clara...............    5-40 yrs.
    Santa Maria...............    5-40 yrs.
    Santa Rosa................    5-40 yrs.
    Stanford Court............    5-40 yrs.
    The Parklands.............    5-40 yrs.
    Turtle Rock Canyon........    5-40 yrs.
    Turtle Rock Vista.........    5-40 yrs.
    Villa Coronado............    5-40 yrs.
    Windwood Glen.............    5-40 yrs.
    Windwood Knoll............    5-40 yrs.
    Woodbridge Oaks...........    5-40 yrs.
    Woodbridge Pines..........    5-40 yrs.
    Woodbridge Villas.........    5-40 yrs.
    Woodbridge Willows........    5-40 yrs.
  NEWPORT BEACH
    Baypointe.................    5-40 yrs.
    Bayport...................    5-40 yrs.
    Bayview...................    5-40 yrs.
    Baywood...................    5-40 yrs.
    Mariner Square............    5-40 yrs.
    Newport North.............    5-40 yrs.
    Newport Ridge.............    5-40 yrs.
    Promontory Point..........    5-40 yrs.

                                                                    GROSS AMOUNT AT WHICH
                                                             CARRIED AT DECEMBER 31, 1998(A)(B)
                                 NUMBER                     -------------------------------------
                                   OF                                  BUILDINGS AND                ACCUMULATED     DATE OF
APARTMENT COMMUNITY NAME (CITY)  UNITS    ENCUMBRANCES(C)   LAND(E)    IMPROVEMENTS      TOTAL      DEPRECIATION   COMPLETION
-------------------------------  ------   ---------------   --------   -------------   ----------   ------------   ----------
  TUSTIN
    Rancho Alisal.............     356                      $  3,558    $   20,269     $   23,827     $  7,003        1988/91
    Rancho Maderas............     266                         1,144        16,365         17,509        4,637           1989
    Rancho Mariposa...........     238       $ 12,336            683        16,373         17,056        3,548           1992
    Rancho Monterey...........     436                         6,823        34,010         40,833        3,589           1996
    Rancho Tierra.............     252                         1,215        16,554         17,769        4,830           1989
    Sierra Vista..............     306                         2,318        23,001         25,319        4,886           1992
                                 ------      --------       --------    ----------     ----------     --------
                                 1,854         12,336         15,741       126,572        142,313       28,493
                                 ------      --------       --------    ----------     ----------     --------
  LA JOLLA
    Villas of Renaissance.....     923                        23,075       111,765        134,840        4,180           1992
                                 ------      --------       --------    ----------     ----------     --------
TOTAL PROPERTIES STABILIZED FOR
  ALL OF 1998.................   14,991       179,056        205,882     1,008,469      1,214,351      278,705
                                 ------      --------       --------    ----------     ----------     --------
PROPERTIES STABILIZED OR
  ACQUIRED DURING 1998:
    The Colony at Fashion
      Island (Newport Beach)...    245                         3,545        42,132         45,677        1,046           1998
    Rancho Santa Fe (Tustin)...    316                         8,408        29,614         38,022          618           1998
    Santa Rosa II (Irvine)....     207                         5,999        20,636         26,635          476           1998
    One Park Place (Irvine)...     216         18,000          5,720        22,532         28,252           99
                                 ------      --------       --------    ----------     ----------     --------
TOTAL PROPERTIES STABILIZED OR
  ACQUIRED DURING 1998:.......     984         18,000         23,672       114,914        138,586        2,239
                                 ------      --------       --------    ----------     ----------     --------
TOTAL STABILIZED PORTFOLIO....   15,975      $197,056       $229,554    $1,123,383     $1,352,937     $280,944
                                 ------      --------       --------    ----------     ----------     --------
DELIVERED UNITS IN PROJECTS
  UNDER DEVELOPMENT
    The Hamptons at Cupertino
      (Cupertino).............     342                        15,000        36,923         51,923          359
    Sonoma at Oak Creek
      (Irvine)................     122                         3,551        12,240         15,791           66
    Other.....................                                                 331            331           80
                                 ------      --------       --------    ----------     ----------     --------
TOTAL DELIVERED UNITS.........     464                        18,551        49,494         68,045          505
                                 ------      --------       --------    ----------     ----------     --------
TOTAL STABILIZED AND
  DELIVERED...................   16,439       197,056        248,105     1,172,877      1,420,982      281,449
                                 ------      --------       --------    ----------     ----------     --------
UNITS UNDER DEVELOPMENT
    Sonoma at Oak Creek
      (Irvine)................      74                         2,146         6,450          8,596
    Brittany at Oak Creek
      (Irvine)................     393                        10,325        23,486         33,811
    Park Place (Irvine).......   1,226                        40,000         2,842         42,842
    Arcadia at Stonecrest
      (San Deigo).............     336                         9,475        14,692         24,167
    The Colony at Aventine (La
      Jolla)..................     232                         7,950         4,861         12,811
    The Villas at Bair Island
      Marina (Redwood City)...     155                         3,900         9,739         13,639
    1221 Ocean Avenue (Santa
      Monica).................     119                        24,000        28,667         52,667
    Lonestar (Redwood City)...     206                         4,600           938          5,538
    Olson Ranch (Sunnyvale)...     298                                       1,969          1,969
    Other.....................                                               9,331          9,331
                                 ------      --------       --------    ----------     ----------     --------
TOTAL UNITS UNDER DEVELOPMENT..  3,039                       102,396       102,975        205,371
                                 ------      --------       --------    ----------     ----------     --------
        TOTAL.................   19,478      $197,056       $350,501    $1,275,852     $1,626,353     $281,449
                                 ======      ========       ========    ==========     ==========     ========


                                 DEPRECIABLE
APARTMENT COMMUNITY NAME (CITY)    LIFE(D)
-------------------------------  -----------
  TUSTIN
    Rancho Alisal.............    5-40 yrs.
    Rancho Maderas............    5-40 yrs.
    Rancho Mariposa...........    5-40 yrs.
    Rancho Monterey...........    5-40 yrs.
    Rancho Tierra.............    5-40 yrs.
    Sierra Vista..............    5-40 yrs.
  LA JOLLA
    Villas of Renaissance.....    5-40 yrs.
TOTAL PROPERTIES STABILIZED FOR
  ALL OF 1998.................
PROPERTIES STABILIZED OR
  ACQUIRED DURING 1998:
    The Colony at Fashion
      Island (Newport Beach)...   5-40 yrs.
    Rancho Santa Fe (Tustin)...   5-40 yrs.
    Santa Rosa II (Irvine)....    5-40 yrs.
    One Park Place (Irvine)...    5-40 yrs.
TOTAL PROPERTIES STABILIZED OR
  ACQUIRED DURING 1998:.......
TOTAL STABILIZED PORTFOLIO....
DELIVERED UNITS IN PROJECTS
  UNDER DEVELOPMENT
    The Hamptons at Cupertino
      (Cupertino).............    5-40 yrs.
    Sonoma at Oak Creek
      (Irvine)................    5-40 yrs.
    Other.....................
TOTAL DELIVERED UNITS.........
TOTAL STABILIZED AND
  DELIVERED...................
UNITS UNDER DEVELOPMENT
    Sonoma at Oak Creek
      (Irvine)................
    Brittany at Oak Creek
      (Irvine)................
    Park Place (Irvine).......
    Arcadia at Stonecrest
      (San Deigo).............
    The Colony at Aventine (La
      Jolla)..................
    The Villas at Bair Island
      Marina (Redwood City)...
    1221 Ocean Avenue (Santa
      Monica).................
    Lonestar (Redwood City)...
    Olson Ranch (Sunnyvale)...
    Other.....................
TOTAL UNITS UNDER DEVELOPMENT..
        TOTAL.................


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