Form 10-K/A
period 1998-12-31
IRVINE APARTMENT COMMUNITIES INC; IRVINE APARTMENT COMMUNITIES L P; IAC CAPITAL TRUST
filed 1999-05-04
CIK 912084, 1038358, 1048922

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

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1999 was $531,666,000 assuming that all officers and directors of the Company are affiliates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE: This Annual Report on Form 10-K/A is being filed solely for the purpose of filing signed copies of Exhibits 23.1, 23.2 and 23.3, which were inadvertently misfiled on April 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IRVINE APARTMENT COMMUNITIES, INC.


Date: May 3, 1999                         By:        /s/ SHAWN HOWIE

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


Date: May 3, 1999                         By:        /s/ SHAWN HOWIE

                                            ------------------------------------
                                            Shawn Howie
                                            Interim Chief Financial Officer and
                                              Secretary

                                          IAC CAPITAL TRUST


Date: May 3, 1999                         By:        /s/ SHAWN HOWIE

                                            ------------------------------------
                                            Shawn Howie
                                            Regular Trustee

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