Form 10-Q
period 1999-03-31
IRVINE APARTMENT COMMUNITIES INC; IRVINE APARTMENT COMMUNITIES L P; IAC CAPITAL TRUST
filed 1999-05-05
CIK 912084, 1038358, 1048922

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------
(MARK ONE)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED MARCH 31, 1999.

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

                                 (949) 720-5500
              (REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Irvine Apartment Communities,
  Inc.:                           Yes [X]    No [ ]
Irvine Apartment Communities,
  L.P.:                           Yes [X]    No [ ]
IAC Capital Trust:                Yes [X]    No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Irvine Apartment Communities,
Inc.: common stock, $0.01 Par Value -- 20,175,892 shares as of April 20, 1999; Irvine Apartment Communities, L.P.: units of common partnership interest -- 45,202,827 units as of April 20, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      IRVINE APARTMENT COMMUNITIES, INC.,
                     IRVINE APARTMENT COMMUNITIES, L.P. AND
                               IAC CAPITAL TRUST

                                     INDEX

                                                                        PAGE
                                                                        ----
                       PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements -- Irvine Apartment Communities, Inc.
          - Consolidated Balance Sheets as of March 31, 1999 and
            December 31, 1998.........................................    1
          - Consolidated Statements of Operations for the three months
            ended March 31, 1999 and 1998.............................    2
          - Consolidated Statements of Changes in Shareholders' Equity
            for the three months ended March 31, 1999 and 1998........    3
          - Consolidated Statements of Cash Flows for the three months
            ended March 31, 1999 and 1998.............................    4
          Financial Statements -- Irvine Apartment Communities, L.P.
          - Consolidated Balance Sheets as of March 31, 1999 and
            December 31, 1998.........................................    5
          - Consolidated Statements of Operations for the three months
            ended March 31, 1999 and 1998.............................    6
          - Consolidated Statements of Changes in Partners' Capital
            for the three months ended March 31, 1999 and 1998........    7
          - Consolidated Statements of Cash Flows for the three months
            ended March 31, 1999 and 1998.............................    8
          Financial Statements -- IAC Capital Trust
          - Balance Sheets as of March 31, 1999 and December 31,
            1998......................................................    9
          - Statements of Operations and Equity for the three months ended March 31, 1999 and for the period January 20, 1998
            (commencement of operations) to March 31, 1998............   10
          - Statement of Cash Flows for the three months ended March
            31, 1999 and for the period January 20, 1998 (commencement
            of operations) to March 31, 1998..........................   11
          Notes to Consolidated Financial Statements..................   12
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   18
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   27

                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   28
Item 2.   Changes in Securities and Use of Proceeds...................   28
Item 3.   Defaults Upon Senior Securities.............................   28
Item 4.   Submission of Matters to a Vote of Security Holders.........   28
Item 5.   Other Information...........................................   28
Item 6.   Exhibits and Reports on Form 8-K............................   28
SIGNATURES............................................................   29

                         PART I. FINANCIAL INFORMATION

ITEM 1.

                       IRVINE APARTMENT COMMUNITIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS,
                                                               EXCEPT PER SHARE AMOUNTS)
ASSETS

Real estate assets, at cost
  Land......................................................  $  253,449      $  248,105
  Buildings and improvements................................   1,191,020       1,172,877
                                                              ----------      ----------
                                                               1,444,469       1,420,982
  Accumulated depreciation..................................    (290,494)       (281,449)
                                                              ----------      ----------
                                                               1,153,975       1,139,533
  Under development, including land.........................     229,671         205,371
                                                              ----------      ----------
                                                               1,383,646       1,344,904
Cash and cash equivalents...................................       4,197           4,888
Restricted cash.............................................       1,670           1,653
Deferred financing costs, net...............................      11,707          12,159
Other assets................................................      12,615          11,020
                                                              ----------      ----------
                                                              $1,413,835      $1,374,624
                                                              ==========      ==========
LIABILITIES
Mortgages and notes payable
  Tax-exempt mortgage bond financings.......................  $   18,000      $   18,000
  Conventional mortgage financings..........................     128,821         129,539
  Mortgage notes payable to The Irvine Company..............      49,289          49,517
  Tax-exempt assessment district debt.......................      21,250          21,292
  Unsecured tax-exempt bond financings......................     334,190         334,190
  Unsecured term loan.......................................     100,000         100,000
  Unsecured notes payable...................................      99,295          99,280
  Unsecured line of credit..................................      28,000
                                                              ----------      ----------
                                                                 778,845         751,818
Accounts payable and accrued liabilities....................      50,034          38,871
Security deposits...........................................       9,798           9,467
                                                              ----------      ----------
                                                                 838,677         800,156
MINORITY REDEEMABLE PREFERRED INTERESTS
  Series A..................................................     144,113         144,097
  Series B..................................................      48,693          48,692
Minority Interest...........................................     185,977         185,821
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 10,000 shares
  authorized; no shares issued or outstanding...............
Common stock, par value $0.01 per share; 150,000 shares
  authorized; 20,176 shares and 20,164 shares issued and
  outstanding, respectively.................................         202             202
Excess stock, par value $0.01 per share; 160,000 shares
  authorized; no shares issued or outstanding...............
Additional paid-in capital..................................     242,889         242,495
Accumulated deficit.........................................     (46,716)        (46,839)
                                                              ----------      ----------
                                                                 196,375         195,858
                                                              ----------      ----------
                                                              $1,413,835      $1,374,624
                                                              ==========      ==========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                                  (UNAUDITED, IN
                                                              THOUSANDS, EXCEPT PER
                                                                  SHARE AMOUNTS)
REVENUES
Rental income...............................................   $58,020      $49,587
Other income................................................     1,629        1,213
Interest income.............................................       129          769
                                                               -------      -------
                                                                59,778       51,569
                                                               -------      -------
EXPENSES
Property expenses...........................................    12,374       11,982
Real estate taxes...........................................     4,570        4,006
Interest expense, net.......................................     6,948        7,112
Amortization of deferred financing costs....................       453          491
Depreciation and amortization...............................     9,214        8,041
General and administrative, including costs associated with
  The Irvine Company acquisition offer......................     4,348        2,158
                                                               -------      -------
                                                                37,907       33,790
                                                               -------      -------
INCOME BEFORE MINORITY REDEEMABLE PREFERRED INTERESTS AND
  MINORITY INTEREST IN INCOME...............................    21,871       17,779
Minority redeemable preferred interests.....................     4,188        2,441
Minority interest in income.................................     9,792        8,522
                                                               -------      -------
NET INCOME..................................................   $ 7,891      $ 6,816
                                                               =======      =======
EARNINGS PER SHARE:
Basic.......................................................   $  0.39      $  0.34
Diluted.....................................................   $  0.39      $  0.34
                                                               =======      =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic.......................................................    20,172       19,932
Diluted.....................................................    20,307       20,049
                                                               =======      =======

                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                              (UNAUDITED, IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
COMMON STOCK, PAR VALUE $0.01 PER SHARE
Balance at beginning of period..............................   $    202       $    199
  Proceeds from stock options exercised.....................                         1
                                                               --------       --------
Balance at end of period....................................   $    202       $    200
                                                               ========       ========
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period..............................   $242,495       $235,487
  Net proceeds from dividend reinvestment and additional
     cash investment plan...................................                     1,584
  Proceeds from stock options exercised.....................                       349
  Stock awards issued.......................................        394            240
                                                               --------       --------
Balance at end of period....................................   $242,889       $237,660
                                                               ========       ========
ACCUMULATED DEFICIT
Balance at beginning of period..............................   $(46,839)      $(24,766)
  Net income................................................      7,891          6,816
  Distributions to shareholders.............................     (7,768)        (7,466)
                                                               --------       --------
Balance at end of period....................................   $(46,716)      $(25,416)
                                                               ========       ========
TOTAL SHAREHOLDERS' EQUITY..................................   $196,375       $212,444
                                                               ========       ========
SHARES OF COMMON STOCK OUTSTANDING
Balance at beginning of period..............................     20,164         19,901
  Additional shares issued under the dividend reinvestment
     and additional cash investment plan....................                        53
  Stock options exercised...................................                        21
  Stock awards issued.......................................         12              8
                                                               --------       --------
Balance at end of period....................................     20,176         19,983
                                                               ========       ========

                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                              (UNAUDITED, IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................   $  7,891       $  6,816
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Amortization of deferred financing costs..................        453            491
  Depreciation and amortization.............................      9,214          8,041
  Minority interest in income...............................      9,792          8,522
  Redeemable preferred interest.............................      4,188          2,441
  Increase (decrease) in cash attributable to changes in
     assets and liabilities:
     Restricted cash........................................        (17)           (86)
     Other assets...........................................     (1,745)        (1,711)
     Accounts payable and accrued liabilities...............      8,710          4,474
     Security deposits......................................        331            400
                                                               --------       --------
Net Cash Provided by Operating Activities...................     38,817         29,388
                                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets........       (967)          (726)
Capital investments in real estate assets...................    (43,961)       (29,641)
                                                               --------       --------
Net Cash Used in Investing Activities.......................    (44,928)       (30,367)
                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit............................     37,000          2,000
Payments on lines of credit.................................     (9,000)       (77,000)
Payments on tax-exempt mortgage bond financings.............                      (943)
Principal payments..........................................       (988)          (915)
Additions to deferred financing costs.......................                       (15)
Net proceeds from issuance of redeemable preferred
  interest..................................................                   143,985
Net proceeds from dividend reinvestment and additional cash
  investment plan...........................................                     2,624
Proceeds from stock options exercised.......................                       348
Distributions to redeemable preferred interest holders......     (4,188)        (2,441)
Distributions to The Irvine Company and certain of its
  affiliates................................................     (9,607)        (9,317)
Distributions to other common limited partners..............        (29)           (28)
Distributions to shareholders...............................     (7,768)        (7,466)
                                                               --------       --------
Net Cash Provided by Financing Activities...................      5,420         50,832
                                                               --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................       (691)        49,853
Cash and Cash Equivalents at Beginning of Period............      4,888          4,624
                                                               --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $  4,197       $ 54,477
                                                               ========       ========
Supplemental Disclosure of Cash Flow Information
  Interest paid, net of amounts capitalized.................   $    892       $  5,737
                                                               ========       ========

                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
ASSETS
Real estate assets, at cost
  Land......................................................  $  253,449     $  248,105
  Buildings and improvements................................   1,191,020      1,172,877
                                                              ----------     ----------
                                                               1,444,469      1,420,982
  Accumulated depreciation..................................    (290,494)      (281,449)
                                                              ----------     ----------
                                                               1,153,975      1,139,533
  Under development, including land.........................     229,671        205,371
                                                              ----------     ----------
                                                               1,383,646      1,344,904
Cash and cash equivalents...................................       4,197          4,888
Restricted cash.............................................       1,670          1,653
Deferred financing costs, net...............................      11,707         12,159
Other assets................................................      12,615         11,020
                                                              ----------     ----------
                                                              $1,413,835     $1,374,624
                                                              ==========     ==========
LIABILITIES
Mortgages and notes payable
  Tax-exempt mortgage bond financings.......................  $   18,000     $   18,000
  Conventional mortgage financings..........................     128,821        129,539
  Mortgage notes payable to The Irvine Company..............      49,289         49,517
  Tax-exempt assessment district debt.......................      21,250         21,292
  Unsecured tax-exempt bond financings......................     334,190        334,190
  Unsecured term loan.......................................     100,000        100,000
  Unsecured notes payable...................................      99,295         99,280
  Unsecured line of credit..................................      28,000
                                                              ----------     ----------
                                                                 778,845        751,818
Accounts payable and accrued liabilities....................      50,034         38,871
Security deposits...........................................       9,798          9,467
                                                              ----------     ----------
                                                                 838,677        800,156
REDEEMABLE PREFERRED INTERESTS
Redeemable Series A preferred limited partner units, 6,000
  preferred partnership units outstanding...................     144,113        144,097
Redeemable Series B preferred limited partner units, 2,000
  preferred partnership units outstanding...................      48,693         48,692
                                                              ----------     ----------
                                                                 192,806        192,789
                                                              ----------     ----------
PARTNERS' CAPITAL
General partner, 20,176 common partnership units at March
  31, 1999 and 20,164 at December 31, 1998..................     196,375        195,858
Common limited partners, 25,027 common partnership units at
  March 31, 1999 and December 31, 1998......................     185,977        185,821
                                                              ----------     ----------
                                                                 382,352        381,679
                                                              ----------     ----------
                                                              $1,413,835     $1,374,624
                                                              ==========     ==========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                                  (UNAUDITED, IN
                                                              THOUSANDS, EXCEPT PER
                                                                  UNIT AMOUNTS)
REVENUES
Rental income...............................................   $58,020      $49,587
Other income................................................     1,629        1,213
Interest income.............................................       129          769
                                                               -------      -------
                                                                59,778       51,569
                                                               -------      -------
EXPENSES
Property expenses...........................................    12,374       11,982
Real estate taxes...........................................     4,570        4,006
Interest expense, net.......................................     6,948        7,112
Amortization of deferred financing costs....................       453          491
Depreciation and amortization...............................     9,214        8,041
General and administrative, including costs associated with
  The Irvine Company acquisition offer......................     4,348        2,158
                                                               -------      -------
                                                                37,907       33,790
                                                               -------      -------
INCOME BEFORE REDEEMABLE PREFERRED INTERESTS................    21,871       17,779
Redeemable preferred interests..............................     4,188        2,441
                                                               -------      -------
NET INCOME..................................................   $17,683      $15,338
                                                               =======      =======
ALLOCATION OF NET INCOME:
General Partner.............................................   $ 7,891      $ 6,816
Common Limited Partners.....................................   $ 9,792      $ 8,522
                                                               =======      =======
EARNINGS PER COMMON UNIT:
Basic.......................................................   $  0.39      $  0.34
Diluted.....................................................   $  0.39      $  0.34
                                                               =======      =======
WEIGHTED AVERAGE NUMBER OF COMMON UNITS OUTSTANDING:
Basic.......................................................    45,199       44,863
Diluted.....................................................    45,334       44,980
                                                               =======      =======

                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                        IRVINE APARTMENT
                                                        COMMUNITIES, INC.   LIMITED PARTNERS    TOTAL
                                                        -----------------   ----------------   --------
                                                                   (UNAUDITED, IN THOUSANDS)
PARTNERS' CAPITAL
Balance at January 1, 1998............................      $210,920            $210,307       $421,227
  Net income..........................................         6,816               8,522         15,338
  Contributions.......................................         2,174               1,039          3,213
  Distributions.......................................        (7,466)             (9,345)       (16,811)
                                                            --------            --------       --------
Balance at March 31, 1998.............................      $212,444            $210,523       $422,967
                                                            ========            ========       ========
Balance at January 1, 1999............................      $195,858            $185,821       $381,679
  Net income..........................................         7,891               9,792         17,683
  Contributions.......................................           394                                394
  Distributions.......................................        (7,768)             (9,636)       (17,404)
                                                            --------            --------       --------
Balance at March 31, 1999.............................      $196,375            $185,977       $382,352
                                                            ========            ========       ========
COMMON PARTNERSHIP UNITS OUTSTANDING
Balance at January 1, 1998............................        19,901              24,919         44,820
  Additional common partnership units issued..........            82                  34            116
                                                            --------            --------       --------
Balance at March 31, 1998.............................        19,983              24,953         44,936
                                                            ========            ========       ========
Balance at January 1, 1999............................        20,164              25,027         45,191
  Additional common partnership units issued..........            12                                 12
                                                            --------            --------       --------
Balance at March 31, 1999.............................        20,176              25,027         45,203
                                                            ========            ========       ========

                            See accompanying notes.

                       IRVINE APARTMENT COMMUNITIES, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                              (UNAUDITED, IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................   $ 17,683       $ 15,338
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Amortization of deferred financing costs..................        453            491
  Depreciation and amortization.............................      9,214          8,041
  Redeemable preferred interest.............................      4,188          2,441
  Increase (decrease) in cash attributable to changes in
     assets and liabilities:
     Restricted cash........................................        (17)           (86)
     Other assets...........................................     (1,745)        (1,711)
     Accounts payable and accrued liabilities...............      8,710          4,474
     Security deposits......................................        331            400
                                                               --------       --------
Net Cash Provided by Operating Activities...................     38,817         29,388
                                                               ========       ========
CASH FLOWS FROM INVESTING ACTIVITIES
Capital improvements to operating real estate assets........       (967)          (726)
Capital investments in real estate assets...................    (43,961)       (29,641)
                                                               --------       --------
Net Cash Used in Investing Activities.......................    (44,928)       (30,367)
                                                               ========       ========
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit............................     37,000          2,000
Payments on lines of credit.................................     (9,000)       (77,000)
Payments on tax-exempt mortgage bond financings.............                      (943)
Principal payments..........................................       (988)          (915)
Additions to deferred financing costs.......................                       (15)
Net proceeds from issuance of redeemable preferred limited
  partner units.............................................                   143,985
Distributions to redeemable preferred limited partner unit
  holders...................................................     (4,188)        (2,441)
Contributions from partners.................................                     2,972
Distributions to partners...................................    (17,404)       (16,811)
                                                               --------       --------
Net Cash Provided by Financing Activities...................      5,420         50,832
                                                               --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................       (691)        49,853
Cash and Cash Equivalents at Beginning of Period............      4,888          4,624
                                                               --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $  4,197       $ 54,477
                                                               ========       ========
Supplemental Disclosure of Cash Flow Information
  Interest paid, net of amounts capitalized.................   $    892       $  5,737
                                                               ========       ========

                            See accompanying notes.

                               IAC CAPITAL TRUST

                                 BALANCE SHEETS

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
                                                               (UNAUDITED, DOLLARS IN
                                                                     THOUSANDS)
ASSETS
Cash........................................................  $      5      $      5
Investment in Subsidiary....................................   150,000       150,000
                                                              --------      --------
                                                              $150,005      $150,005
                                                              ========      ========
LIABILITIES AND EQUITY
Redeemable Preferred Securities, 25,000,000 securities
  authorized
  Redeemable Series A Preferred Securities, 6,900,000
  securities authorized, 6,000,000 securities issued and
  outstanding...............................................  $150,000      $150,000
Equity
  Common Securities, 20,000 securities authorized, 200
  securities issued and outstanding.........................         5             5
                                                              --------      --------
                                                              $150,005      $150,005
                                                              ========      ========

     Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                               IAC CAPITAL TRUST

                      STATEMENTS OF OPERATIONS AND EQUITY

                                                                                   FOR THE PERIOD
                                                                                  JANUARY 20, 1998
                                                                                    (COMMENCEMENT
                                                            THREE MONTHS ENDED     OF OPERATIONS)
                                                              MARCH 31, 1999      TO MARCH 31, 1998
                                                            ------------------    -----------------
                                                                   (UNAUDITED, IN THOUSANDS,
                                                                  EXCEPT PER SECURITY AMOUNTS)
REVENUE
Income from investment in subsidiary......................        $3,094               $2,441
                                                                  ------               ------
INCOME BEFORE REDEEMABLE PREFERRED INTEREST...............         3,094                2,441
Redeemable preferred interest.............................         3,094                2,441
                                                                  ------               ------
NET INCOME................................................        $    0               $    0
                                                                  ======               ======
EARNINGS PER SECURITY:
Basic and diluted.........................................        $ 0.00               $ 0.00
                                                                  ======               ======
Equity -- beginning of period.............................        $    5
Issuance of common securities.............................                             $    5
Net income................................................             0                    0
                                                                  ======               ======
EQUITY -- END OF PERIOD...................................        $    5               $    5
                                                                  ======               ======

                            See accompanying notes.

                               IAC CAPITAL TRUST

                            STATEMENTS OF CASH FLOWS

                                                                                    FOR THE PERIOD
                                                                                   JANUARY 20, 1998
                                                                                     (COMMENCEMENT
                                                              THREE MONTHS ENDED    OF OPERATIONS)
                                                                MARCH 31, 1999     TO MARCH 31, 1998
                                                              ------------------   -----------------
                                                                    (UNAUDITED, IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................       $     0             $       0
Adjustments to reconcile net income to net cash provided by
  operating activities:
Redeemable preferred interest...............................         3,094                 2,441
                                                                   -------             ---------
Net Cash Provided by Operating Activities...................         3,094                 2,441
                                                                   -------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary....................................                            (150,000)
                                                                   -------             ---------
Net Cash Used in Investing Activities.......................             0              (150,000)
                                                                   -------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common securities.................                                   5
Proceeds from issuance of redeemable preferred securities...                             150,000
Distributions to preferred securities holders...............        (3,094)               (2,441)
                                                                   -------             ---------
Net Cash Provided by Financing Activities...................        (3,094)              147,564
                                                                   -------             ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................             0                     5
Cash and Cash Equivalents at beginning of period............             5                     0
                                                                   -------             ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................       $     5             $       5
                                                                   =======             =========

                            See accompanying notes.

                      IRVINE APARTMENT COMMUNITIES, INC.,
                     IRVINE APARTMENT COMMUNITIES, L.P. AND
                               IAC CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION

     Irvine Apartment Communities, Inc., a Maryland corporation (the "Company"), operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. In connection with the Company's initial public offering of common stock (the "Offering"), the Company obtained a general partnership interest in and became the sole managing general partner of Irvine Apartment Communities, L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership was formed on November 15, 1993 and began operations as of December 8, 1993, the date of the Offering. In connection with the Offering, The Irvine Company transferred 42 apartment communities and a 99% interest in a limited partnership which owns one apartment community to the Operating Partnership. At March 31, 1999, the Company had a 44.6% general partnership interest in and was the sole managing general partner of the Operating Partnership. At March 31, 1999, the common limited partners had a 55.4% common limited partnership interest in the Operating Partnership, with The Irvine Company and certain of its affiliates owning a 55.2% common limited partnership interest in the Operating Partnership. The Operating Partnership's management and operating decisions are under the unilateral control of the Company. The Company was incorporated in Delaware on September 10, 1993. In May 1996, the Company changed its state of incorporation from Delaware to Maryland.

     The Company is a self-administered equity REIT engaged in the operation and development (through the Operating Partnership) of apartment communities in Orange County, California and, beginning in 1997, other locations in California. As of March 31, 1999, the Operating Partnership owned 65 apartment communities representing 16,630 operating apartment units and 2,849 units under development (collectively, the "Properties"). In May 1997, the Operating Partnership broke ground on its first property outside of the Irvine Ranch, an apartment community located in Northern California's Silicon Valley. In March 1998, the Operating Partnership and Western National Property Management announced the formation of a strategic alliance that, in April 1998, assumed all property management responsibilities for the Operating Partnership's Southern California portfolio. The new entity, Irvine Apartment Management Company ("IAMC"), is owned 51% by the Operating Partnership and 49% by Western National Property Management. Until July 31, 2020, the Operating Partnership has the exclusive right, but not the obligation, to acquire land from The Irvine Company for development of additional apartment communities on the Irvine Ranch.

     IAC Capital Trust, a Delaware business trust (the "Trust"), was formed on October 31, 1997. The Trust is a limited purpose financing vehicle established by the Company and the Operating Partnership. The Trust exists for the sole purpose of issuing preferred securities and investing the proceeds in preferred limited partner units of the Operating Partnership.

  Going Private Transaction

     On February 1, 1999, the Company and TIC Acquisition LLC, an indirect wholly owned subsidiary of The Irvine Company, entered into a definitive merger agreement providing for a merger of the Company into TIC Acquisition LLC pursuant to which the Company's shareholders will receive $34 per share in cash. The transaction, which is subject to the approval of the holders of (i) at least two-thirds of the outstanding shares of common stock of the Company and (ii) a number of shares of common stock of the Company (excluding the shares held by TIC Acquisition LLC and its affiliates) representing a majority of the total number of shares of common stock of the Company entitled to vote, and other customary conditions, is expected to be completed late in the second quarter or early in the third quarter of 1999.

                      IRVINE APARTMENT COMMUNITIES, INC.,
                     IRVINE APARTMENT COMMUNITIES, L.P. AND
                               IAC CAPITAL TRUST

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying financial statements of the Company include the consolidated accounts of the Operating Partnership. The accompanying financial statements of the Operating Partnership include the consolidated accounts of its financially controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Trust's investment in subsidiary relates to the redeemable series A preferred limited partner units in the Operating Partnership. The Trust has less than a controlling interest in the Operating Partnership and accounts for its investment using the equity method.

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

     The Company evaluates performance and allocates resources primarily based on the net operating income ("NOI") of individual apartment communities. NOI is defined by the Company as rental and other income less property expenses and real estate taxes. Accordingly, NOI excludes certain expenses included in the determination of net income. NOI from apartment communities totaled $42,705 and $34,812 for the three months ended March 31, 1999 and 1998, respectively. All other segment disclosures are included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

     Profits and losses of the Operating Partnership are generally allocated to the Company and to the common limited partners based on their respective ownership interests in the Operating Partnership. The holders of the Series A redeemable preferred limited partner units and redeemable preferred securities are entitled to distributions/dividends at an annual rate of 8 1/4% of the stated value per unit/security. The stated value of each unit/security is $25. The holders of the Series B redeemable preferred limited partner units are entitled to distributions at an annual rate of 8 3/4% of the stated value per unit. The stated value of each unit is $25. Under the terms of the partnership agreement, all costs incurred by the Company relating to the ownership of its interest in and operation of the Operating Partnership, including the compensation of its officers and employees, stock incentive plans, director fees and the costs and expenses of being a public company, are paid by the Operating Partnership. In addition, The Irvine Company generally has the right, but not the obligation, to match on the same terms and conditions any capital contributions made by the Company and the Operating Partnership based on the pro rata ownership interest at the time of such contribution.

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 1999 and December 31, 1998, and the revenues and expenses for the three months ended March 31, 1999 and 1998. Actual results could differ from those estimates.

     Certain amounts in the 1998 financial statements have been reclassified to conform with financial statement presentations in 1999.

                      IRVINE APARTMENT COMMUNITIES, INC.,
                     IRVINE APARTMENT COMMUNITIES, L.P. AND
                               IAC CAPITAL TRUST

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's, the Operating Partnership's and the Trust's Annual Report on Form 10-K/A for the year ended December 31, 1998.

NOTE 3 -- MORTGAGES AND NOTES PAYABLE

     Unsecured Line of Credit: The Operating Partnership has a $250 million unsecured revolving credit facility that was amended in July 1998. The amended credit facility currently bears interest at LIBOR plus 0.65% or prime and matures in June 2001. The interest rates under the credit facility are adjusted up or down based on credit ratings on the Operating Partnership's senior unsecured long-term indebtedness. Under the credit facility, the Operating Partnership is able to borrow funds from the participating banks through a competitive bid process to obtain a lower interest rate. The Operating Partnership may also enter into letters of credit under the facility. Borrowings under the credit facility, which are guaranteed by the Company, are available to finance the Operating Partnership's ongoing rental property development, possible acquisitions and for general working capital needs. The Company and the Operating Partnership must comply with certain affirmative and negative covenants, including limitations on distributions, and the maintenance of certain net worth, cash flow and financial ratios. At March 31, 1999, the Company and the Operating Partnership were in compliance with all of these covenants. At March 31, 1999, the Company had letters of credit under the facility totaling $29.1 million related to land and building purchases (see "Capital Investments in New Development"). The letters of credit reduce the remaining amount available under the line of credit. As of March 31, 1999, $28.0 million was outstanding under the line of credit and $192.9 million was available under the credit facility.

     Shelf Registration Statements: On May 14, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of common stock, preferred stock, and warrants to purchase common stock and preferred stock. The Company plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Availability under the Company's shelf registration statement was $350 million at March 31, 1999. Concurrently, the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. The Operating Partnership plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Availability under the Operating Partnership's shelf registration statement was $250 million at March 31, 1999. The Operating Partnership, pursuant to a Prospectus Supplement dated April 9, 1998, may issue from time to time up to $250 million aggregate initial offering price of its Medium-Term Notes, Series A due nine months or more from the date of issue. Issuances of medium-term notes will reduce availability under the Operating Partnership's shelf registration statement by the amount of medium-term notes issued. Similarly, issuances of other debt securities under the Operating

                      IRVINE APARTMENT COMMUNITIES, INC.,
                     IRVINE APARTMENT COMMUNITIES, L.P. AND
                               IAC CAPITAL TRUST

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

Partnership's shelf registration statement will reduce the amount of medium-term notes that may be issued. As of March 31, 1999, there have been no issuances of medium-term notes.

NOTE 4 -- MINORITY INTEREST; SHAREHOLDERS' EQUITY; AND PARTNERS' CAPITAL

     The Company and the Operating Partnership each paid cash distributions of $0.385 per share (or common partnership unit) on February 28, 1999. The Operating Partnership and the Trust paid cash distributions of $0.52 per series A preferred limited partner unit (or preferred security) on March 31, 1999. The Operating Partnership paid cash distributions of $0.55 per Series B preferred limited partner unit on March 31, 1999. During the first quarter of 1998, the Company and the Operating Partnership each paid a cash dividend of $0.375 per share (or common partnership unit). Also during the first quarter of 1998, the Operating Partnership and the Trust each paid cash distributions/dividends of $0.42 per series A preferred limited partner unit (or preferred security).

RECONCILIATION OF THE OPERATING PARTNERSHIP'S COMMON PARTNERSHIP UNITS
OUTSTANDING

                                                    THREE MONTHS ENDED MARCH 31, 1999        THREE MONTHS ENDED MARCH 31, 1998
                                                  --------------------------------------   --------------------------------------
                                                            THE IRVINE                               THE IRVINE
                                                              COMPANY                                  COMPANY
                                                            AND CERTAIN                              AND CERTAIN
                                                              OF ITS                                   OF ITS
                                                  COMPANY   AFFILIATES    OTHER   TOTAL    COMPANY   AFFILIATES    OTHER   TOTAL
                                                  -------   -----------   -----   ------   -------   -----------   -----   ------
                                                                        (IN THOUSANDS, EXCEPT PERCENTAGES)
Balance at beginning of period..................  20,164      24,952        75    45,191   19,901      24,844        75    44,820
Stock awards issued and options exercised.......      12                              12       29                              29
Dividend reinvestment and additional cash
  investment plan...............................                                               53          34                  87
                                                  ------      ------       ---    ------   ------      ------       ---    ------
Balance at end of period........................  20,176      24,952        75    45,203   19,983      24,878        75    44,936
                                                  ------      ------       ---    ------   ------      ------       ---    ------
Ownership interest at end of period.............    44.6%       55.2%      0.2%      100%    44.4%       55.4%      0.2%      100%
                                                  ======      ======       ===    ======   ======      ======       ===    ======

     The following tables represent a reconciliation of the Company's minority interest balances and the computation of the minority interest in income.

RECONCILIATION OF MINORITY INTEREST

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Balance at beginning of period..............................  $185,821    $210,307
Minority interest in income.................................     9,792       8,522
Distributions...............................................    (9,636)     (9,345)
Contributions under dividend reinvestment and additional
  cash investment plan......................................                 1,039
                                                              --------    --------
Balance at end of period....................................  $185,977    $210,523
                                                              ========    ========

                      IRVINE APARTMENT COMMUNITIES, INC.,
                     IRVINE APARTMENT COMMUNITIES, L.P. AND
                               IAC CAPITAL TRUST

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

COMPUTATION OF MINORITY INTEREST IN INCOME

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
Income before minority interest.............................  $17,683    $15,338
Income allocated to the Company based on its ownership
  interest..................................................   (7,891)    (6,816)
                                                              -------    -------
Minority interest in income.................................  $ 9,792    $ 8,522
                                                              =======    =======

NOTE 5 -- MINORITY REDEEMABLE PREFERRED INTERESTS

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

NOTE 6 -- CERTAIN TRANSACTIONS WITH RELATED PARTIES

     Costs incurred by the Company are reimbursed as a cost of the Operating Partnership. Included in general and administrative expenses are charges from The Irvine Company pursuant to an administrative services agreement covering services for risk management, income taxes, human resources and other services of $73,000 and $67,000 for the three months ended March 31, 1999 and 1998, respectively. The Irvine Company and the Company jointly purchase employee health care insurance and property and casualty insurance. The Company incurred rent totaling $149,000 and $129,000 for the three months ended March 31, 1999 and 1998, respectively, related to leases with The Irvine Company that expire at the end of 2003. IAMC incurred rent totaling $44,000 for the three months ended March 31, 1999, related to a lease with The Irvine Company. For the three months ended March 31, 1998, The Irvine Company contributed $1,039,000, in connection with common limited partnership unit and stock issuances under the dividend reinvestment and additional cash investment plan. The Irvine Company made no contributions under the dividend reinvestment and additional cash investment plan for the first three months of 1999.

     One of the Company's directors is president and chief executive officer of a bank which participates in the Company's credit facility and acts as trustee for the unsecured notes payable. Based on the bank's percentage participation in the credit facility, the Company estimates that the amount of interest and fees paid to the bank totaled $29,000 and $87,000 for the three months ended March 31, 1999 and 1998, respectively.

                      IRVINE APARTMENT COMMUNITIES, INC.,
                     IRVINE APARTMENT COMMUNITIES, L.P. AND
                               IAC CAPITAL TRUST

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 7 -- ACQUISITION OFFER FROM THE IRVINE COMPANY

     On February 1, 1999, the Company and TIC Acquisition LLC, an indirect wholly owned subsidiary of The Irvine Company, entered into a definitive merger agreement providing for a merger of the Company into TIC Acquisition LLC pursuant to which the Company's shareholders will receive $34 per share in cash. The transaction, which is subject to the approval of the holders of (i) at least two-thirds of the outstanding shares of common stock of the Company and (ii) a number of shares of common stock of the Company (excluding the shares held by TIC Acquisition LLC and its affiliates) representing a majority of the total number of shares of common stock of the Company entitled to vote, and other customary conditions, is expected to be completed late in the second quarter or early in the third quarter of 1999. Because the terms of the transaction are subject to shareholder approval, there can be no assurance that the transaction will be consummated.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion compares the activities of the Company for the three month period ended March 31, 1999 (unaudited) with the activities of the Company for the three month period ended March 31, 1998 (unaudited). As used in this Item 2, unless the context otherwise requires, the term "Company" includes Irvine Apartment Communities, Inc. and the Operating Partnership (Irvine Apartment Communities, L.P.). IAC Capital Trust (the "Trust") is a limited purpose financing vehicle established by the Company and exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in preferred limited partnership units of the Operating Partnership.

     The following discussion should be read in conjunction with all the financial statements appearing elsewhere in this report, as well as the information presented in the Company's Annual Report on Form 10-K/ A for the year ended December 31, 1998.

     Certain information set forth below is forward looking and involves various risks and uncertainties. Such information is based upon a number of estimates and assumptions that inherently are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998.

     The Company's income after payment of minority redeemable preferred interests but before minority interest in income was $17.7 million for the three months ended March 31, 1999, up from $15.3 million for the same period of 1998. The Company's financial results improved in 1999 due to the contributions of newly delivered rental units from its development program, properties that stabilized during 1998 and an acquisition in 1998, as well as an increase in rental rates within its stabilized portfolio and a slight increase in physical occupancy partially offset by an increase in minority redeemable preferred interest due to the issuance of preferred securities in January and November 1998 and costs associated with the acquisition offer by The Irvine Company.

REVENUE AND EXPENSE DATA

                                                                   THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
COMMUNITIES STABILIZED BEFORE 1998 (MORE THAN TWO YEARS)(a)
  Number of communities.....................................        51           51
  Number of units at end of period..........................    14,991       14,991
  Operating revenues........................................   $52,394      $49,524
  Property expenses.........................................   $10,902      $11,426
  Real estate taxes.........................................   $ 3,896      $ 3,955
  Depreciation and amortization of real estate assets.......   $ 7,735      $ 7,682
COMMUNITIES STABILIZED IN 1998 (LESS THAN TWO YEARS)(b)(c)
  Number of communities.....................................         4
  Number of units at end of period..........................       984
  Operating revenues........................................   $ 4,780
  Property expenses.........................................   $   906
  Real estate taxes.........................................   $   411
  Depreciation and amortization of real estate assets.......   $   892
LEASE-UP COMMUNITIES(c)(d)
  Number of communities.....................................         4
  Number of units at end of period..........................       655
  Operating revenues........................................   $ 2,475
  Property expenses.........................................   $   566
  Real estate taxes.........................................   $   263
  Depreciation and amortization of real estate assets.......   $   418

---------------
(a) Represents "same store" communities.

(b) Represents three communities (768 units) that reached stabilized occupancy (95%) at different dates in 1998 and a 216-unit property acquired during 1998.

(c) No year over year comparison is provided since the properties were not all stabilized for comparable periods of 1998.

(d) Represents two communities that started lease-up at different dates in 1998 and two properties that started lease-up in 1999.

     OPERATING REVENUES (rental and other income) increased by 17.3% to $59.6 million in the first quarter of 1999, up from $50.8 million in the same period of 1998. Operating revenues rose in 1999 because of higher rental rates and a larger average number of rental units in service, primarily as a result of new development. Newly delivered units along with unit growth in the Company's portfolio stabilized less than two years added $7.3 million to operating revenues from eight properties in the first quarter of 1999. Operating revenues generated by communities stabilized more than two years increased 5.8% in 1999 due to an improvement in the portfolio's average rental rate and an increase in average physical occupancy to 94.3% from 93.9%. The average monthly rental rate for these communities increased 5.4% to $1,222 in the first quarter of 1999, from $1,159 in the first quarter of 1998.

     PROPERTY EXPENSES increased by 3.3% to $12.4 million in the first quarter of 1999, up from $12.0 million in the same period of 1998. The 1999 increase reflects incremental expenses from newly delivered rental units and communities stabilized during 1998. Property expenses for communities stabilized more than two years decreased by $0.5 million to $10.9 million in the first quarter of 1999. Average monthly property expenses generated by these communities decreased to $242 per unit in the first quarter of 1999 from $254 per unit in the first quarter of 1998. Newly delivered units and communities stabilized less than two years added

$1.5 million to property expenses from eight properties in the first quarter of 1999. To improve operating efficiency and reduce operating costs, the Company formed IAMC in April 1998 to manage the Company's properties. The personnel and office costs of IAMC are included in property expenses. For comparative purposes, management fees prior to the formation of IAMC have been included in property expenses.

     REAL ESTATE TAXES totaled $4.6 million in the first quarter of 1999 and $4.0 million in the same period of 1998. Real estate taxes increased in the first quarter of 1999 due primarily to the addition of new rental units.

     NET INTEREST EXPENSE decreased to $6.9 million in the first quarter of 1999 compared to $7.1 million in the same period of 1998. Total interest incurred was $11.0 million in the first quarter of 1999 and $9.8 million in the same period of 1998. Total interest incurred increased due to the impact of the Company's unsecured term loan which was outstanding for the entire quarter partially offset by lower interest rates in 1999. Net interest expense declined because the Company's increased level of development resulted in a higher level of capitalized interest. The Company capitalizes interest on projects actively under development using qualifying asset balances and applicable weighted average interest rates. Capitalized interest totaled $4.0 million in the first quarter of 1999 and $2.7 million in the same period of 1998.

     AMORTIZATION OF DEFERRED FINANCING COSTS was $0.5 million in the first quarter of 1999 and 1998.

     DEPRECIATION AND AMORTIZATION EXPENSE increased 15.0% to $9.2 million in the first quarter of 1999, up from $8.0 million in the same period of 1998. The increase primarily reflects the completion and delivery of newly developed rental units.

     GENERAL AND ADMINISTRATIVE EXPENSE increased to $4.3 million in the first quarter of 1999, up from $2.2 million in the same period of 1998. The increase in the first quarter of 1999 was the result of $2.6 million of costs related to The Irvine Company's acquisition offer, partially offset by decreased staffing levels.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that cash provided by operations will be adequate to meet both operating requirements and payment of distributions by the Company in accordance with REIT requirements in both the short and long term.

     LIQUIDITY: The Company expects to meet its short-term and long-term liquidity requirements, such as construction costs, scheduled debt maturities and potential future property acquisitions, through the issuance or refinancing of long-term debt, borrowings from financial institutions, or the issuance of additional equity securities of the Company, partnership units by the Operating Partnership or preferred securities by the Trust. The Operating Partnership has a $250 million unsecured revolving credit facility that was amended in July 1998. The amended credit facility currently bears interest at LIBOR plus 0.65% or prime and matures in June 2001. The interest rates under the credit facility are adjusted up or down based on the credit ratings on the Operating Partnership's senior unsecured long-term indebtedness. Availability under the credit facility was $192.9 million at March 31, 1999.

     SHELF REGISTRATION STATEMENTS: On May 14, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of common stock, preferred stock, and warrants to purchase common stock and preferred stock. The Company plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Availability under the Company's shelf registration statement was $350 million at March 31, 1999. Concurrently, the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance from time to time of up to $350 million of debt securities. The Operating Partnership plans to use the proceeds raised from any securities issued under its shelf registration statement for general corporate purposes, including the development of new apartment communities, acquisitions and the repayment of existing debt. Availability under the Operating Partnership's shelf registration statement was $250 million at March 31, 1999. The Operating Partnership, pursuant to a Prospectus Supplement dated April 9, 1998, may issue from time to time up to $250 million aggregate initial offering price of its Medium-Term Notes, Series A due nine months or more from the date of issue. Issuances of medium-term notes will reduce availability under the Operating Partnership's shelf registration statement by the amount of medium-term notes issued. Similarly, issuances of other debt securities under the Operating Partnership's shelf registration statement will reduce the amount of medium-term notes that may be issued. As of March 31, 1999, there have been no issuances of medium-term notes.

     PREFERRED INTERESTS: In January 1998, the Trust issued 6.0 million 8 1/4% Series A Preferred Securities. The proceeds of $150 million were used to purchase an equivalent amount of 8 1/4% Series A Preferred Limited Partner Units in the Operating Partnership. The Operating Partnership used the $150 million of proceeds, net of costs and expenses, all of which where paid by the Operating Partnership, to repay all outstanding borrowings under the credit facility and to fund development and an acquisition. In November 1998, the Operating Partnership issued 2.0 million of 8 3/4% Series B Preferred Limited Partner Units. The Operating Partnership used the net proceeds to reduce the outstanding balance on its unsecured line of credit.

     DEBT: The Company's conventional debt bears interest at fixed interest rates. Interest rates on conventional mortgage debt were reduced to then-current market rates at the time of the Company's December 1993 initial public offering through interest rate buy-down agreements that are scheduled to expire at various dates prior to loan maturity that range from 2000 to 2008. The weighted average effective interest rate on the Company's debt, including the non-cash charges of amortization of deferred financing costs, was 6.04% at March 31, 1999.

DEBT STRUCTURE AT MARCH 31, 1999

                                                               DEBT     WEIGHTED AVERAGE
                                                              BALANCE    INTEREST RATE
                                                              -------   ----------------
                                                                (DOLLARS IN MILLIONS)
Fixed rate debt
  Conventional mortgage financings..........................  $128.8          7.12%
  Mortgage notes payable to The Irvine Company..............    49.3          5.75%
  Tax-exempt assessment district debt.......................     5.2          6.29%
  Unsecured tax-exempt bond financings......................   334.2          4.93%
  Unsecured notes payable...................................    99.3          7.10%
  Unsecured term loan.......................................   100.0          6.39%
                                                              ------          ----
  Total fixed rate debt.....................................   716.8          5.89%
                                                              ------          ----
Variable rate debt
  Tax-exempt mortgage bond financings.......................    18.0          3.91%
  Tax-exempt assessment district debt.......................    16.0          3.61%
  Unsecured line of credit..................................    28.0          6.07%
                                                              ------          ----
  Total variable rate debt..................................    62.0          4.81%
                                                              ------          ----
  Total debt................................................  $778.8          5.81%
                                                              ======          ====

     OPERATING ACTIVITIES: Cash provided by operating activities was $38.8 million and $29.4 million in the first three months of 1999 and 1998, respectively. Cash provided by operating activities increased in the first three months of 1999 compared to the same period in 1998 due to higher revenues from newly developed and acquired apartment units, as well as an increase in revenues within the Company's stabilized portfolio achieved through higher rental rates and occupancy.

     INVESTING ACTIVITIES: Cash used in investing activities was $44.9 million and $30.4 million in the first three months of 1999 and 1998, respectively. This increase reflects increased development activity in the first three months of 1999 as compared to 1998.

     FINANCING ACTIVITIES: Cash provided by financing activities was $5.4 million and $50.8 million in the first three months of 1999 and 1998, respectively. The Operating Partnership (and the Trust) made distributions of $3.1 million to holders of the Trust's Series A Preferred Securities in the first three months of 1999 compared to $2.4 million in the first three months of 1998. In addition, the Operating Partnership made distributions of

$1.1 million to holders of the Operating Partnership's Series B preferred limited partner interests. Additionally, the Company paid $17.4 million in distributions to common shareholders and common limited partners in the first three months of 1999 compared to $16.8 million in the first three months of 1998.

CAPITAL EXPENDITURES

     Capital expenditures consist of capital improvements and investments in real estate assets. Capital improvements to operating real estate assets totaled $1.0 million and $0.7 million in the first three months of 1999 and 1998, respectively. Capital investments in real estate assets totaled $44.0 million and $29.6 million in the first three months of 1999 and 1998, respectively. These investments consisted of new development and nonrecurring capital replacements.

     The Company has entered into agreements giving it the right, but not the obligation, to acquire land sites for the development of apartment units, subject to the receipt of necessary entitlements and due diligence. As of March 31, 1999, the Company had approximately 2,000 units under option and/or contract. Prior to buying land, the Company incurs preliminary costs for site planning and entitlement. If a potential site is abandoned, the associated costs are written off. For the three months ended March 31, 1999, there were no costs written off. While the Company seeks to mitigate such risk and has not written off significant amounts to date, no assurance can be given that it will not be required to do so in the future.

     RECURRING CAPITAL IMPROVEMENTS WITHIN ALL STABILIZED COMMUNITIES: The following table details expenditures for recurring capital improvements for all communities for the first three months of 1999.

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 1999
                                                            ----------------------
                                                            (DOLLARS IN THOUSANDS)
Carpet replacements.......................................           $362
Exterior building enhancements, siding and stucco.........            108
Upgrades, renovations and major building items............             10
Appliances, water heaters and air conditioning............             68
Roofing, concrete and pavement............................            105
Equipment and other.......................................            314
                                                                     ----
          Total...........................................           $967
                                                                     ====

     RECURRING CAPITAL IMPROVEMENTS WITHIN COMMUNITIES STABILIZED BEFORE
1998: Expenditures for recurring capital improvements within communities stabilized before 1998 totaled $1.0 million and $0.7 million in the first three months of 1999 and 1998, respectively. Average recurring capital improvements per unit were $64 and $49 in the first three months of 1999 and 1998, respectively. Expenditures for recurring capital improvements for the full year 1999 are expected to be approximately $0.5 million higher than full year 1998 levels. The Company has a policy of capitalizing expenditures related to new assets, acquisitions, the material enhancement of the value of an existing asset, or the substantial extension of an existing asset's useful life.

     RECURRING CAPITAL IMPROVEMENTS WITHIN COMMUNITIES STABILIZED IN OR AFTER 1998: Expenditures for recurring capital improvements within communities stabilized in or after 1998 totaled $14,000 for the first three months of 1999. Expenditures for recurring capital improvements are expected to be $144,000 for the full year 1999.

     NONRECURRING CAPITAL REPLACEMENTS: Nonrecurring capital replacements consist of special programs to upgrade and enhance a community to achieve higher rental rates. Expenditures for nonrecurring capital replacements totaled $1.2 million in the first three months of 1999. These expenditures were made at six properties. Costs to complete the special programs at the six properties are expected to be approximately $10 million which will be spent over the next two years.

     CAPITAL INVESTMENTS IN NEW DEVELOPMENT: Currently, the Company has eight apartment communities under development or construction that will require total expenditures of approximately $545 million, of which $227 million had been incurred at March 31, 1999. Funding for these developments is expected to come from the Operating Partnership's $250 million unsecured revolving credit facility (of which $192.9 million was available as of March 31, 1999), debt offerings of the Operating Partnership and preferred securities offerings of the Trust. In addition, the Company may issue other equity securities as discussed in the Liquidity section.

CONSTRUCTION INFORMATION

                                                                           COMMENCEMENT        TOTAL
                                                          COMMENCEMENT      OF LEASING    ESTIMATED COSTS
      APARTMENT COMMUNITY           LOCATION     UNITS   OF CONSTRUCTION     ACTIVITY      (IN MILLIONS)
      -------------------         ------------   -----   ---------------   ------------   ---------------
On Ranch:
  Brittany at Oak Creek(1)......        Irvine     393        12/97            1/99            $ 45
  Park Place....................        Irvine   1,226         9/98                             219
                                                 -----                                         ----
                                                 1,619                                          264
                                                 -----                                         ----
Off Ranch:
  Arcadia at Stonecrest(1)......     San Diego     336         4/98            2/99              45
  The Colony at Aventine........      La Jolla     232         5/98                              46
  The Villas at Bair Island
     Marina.....................  Redwood City     155         6/98                              40
  1221 Ocean Avenue.............  Santa Monica     120         8/98                              81
  Lonestar......................  Redwood City     206        11/98                              39
  Olson Ranch...................     Sunnyvale     298        11/98                              41
                                                 -----                                         ----
                                                 1,347                                          292
                                                 -----                                         ----
          Total.................                 2,966                                         $556
                                                 =====                                         ====

---------------
(1) These two properties were in lease-up at March 31, 1999, with 17 units delivered and 87 units occupied.

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

YEAR 2000 PROJECT

     GENERAL: As is the case with many computer and microprocessor-based systems, certain of the Company's systems use two digit date fields which recognize dates using the assumption that the first two digits are "19" (i.e., the number "99" is recognized as the year "1999"). Because of the nature of its operations, the Company does not believe that its business, results of operations or financial condition will be materially adversely affected by a failure of these systems. Nonetheless, the Company has initiated a plan to assess (and remediate, as necessary) its computer and microprocessor-based systems.

     STATE OF YEAR 2000 READINESS: The Company's Year 2000 project is divided into four general exposure types--infrastructure, applications software, third-party suppliers and customers ("third parties"), and process control and instrumentation ("PC&I"). The general resolution phases common to all sections are: (1) compiling potential Year 2000-sensitive items; (2) assigning priorities to identified items; (3) assessing the Year 2000 compliance of items determined to be material to the Company; (4) repairing or replacing material items that are determined not to be Year 2000 compliant; and (5) testing material items.

     The completion percentages of the general resolution phases are based on the level of effort expended to date versus the level of effort estimated to be necessary to complete the task.

     The infrastructure and applications software sections consist of hardware and systems software. As of March 31, 1999, all infrastructure has been repaired or replaced and is believed to be Year 2000 compliant. As of March 31, 1999, approximately 90% of the Company's applications software had been confirmed to be Year 2000 compliant. The Company expects to complete the remaining assessment and repair or replacement, including testing, during the second quarter of 1999.

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

     Plans detailing the tasks and resources required for the PC&I section are in place. This section includes the hardware, software and associated embedded computer chips that are used in the operation of all facilities operated by the Company. PC&I equipment includes security systems, lighting systems, HVAC systems and sprinkler systems. As of March 31, 1999, the Company had assessed the Year 2000 readiness in approximately

90% of its PC&I systems. The Company believes that the repair or replacement and testing of PC&I equipment is approximately 25% complete. The Company expects to complete the repair or replacement of its PC&I systems by the second quarter of 1999, with all testing scheduled to be completed by year-end 1999.

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

FUNDS FROM OPERATIONS

     The Company generally considers funds from operations ("FFO") a useful measure of performance for an equity REIT. The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Other REITs may not use this definition of FFO. FFO should be considered in conjunction with net income as presented in the Company's Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. FFO should not be considered an alternative to net income as an indication of the Company's performance and is not indicative of cash available to fund all cash flow needs. FFO does not represent cash flows from operating, investing or financing activities as defined by generally accepted accounting principles.

CALCULATION OF FFO

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                (IN THOUSANDS,
                                                                  UNAUDITED)
Net income..................................................  $ 7,891    $ 6,816
Add:
  Depreciation and amortization of real estate assets.......    9,045      7,908
  Minority interest in income...............................    9,792      8,522
  Costs associated with The Irvine Company acquisition
     offer..................................................    2,566
                                                              -------    -------
Funds from operations.......................................  $29,294    $23,246
                                                              =======    =======

SUPPLEMENTAL INFORMATION

     The following section provides supplemental operating information. The information is unaudited and is provided as a supplement to the accompanying financial statements and management's discussion and analysis. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

                            SELECTED OPERATING DATA

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               1999        1998      DIFFERENCE
                                                              -------    --------    ----------
                                                                         (UNAUDITED)
IRVINE APARTMENT COMMUNITIES, INC.
IRVINE APARTMENT COMMUNITIES, L.P.
  UNIT DATA
  Average rentable units during the period..................  16,565      15,262       1,303
  Rentable units at the end of the period...................  16,630      15,325       1,305
  COMMUNITIES STABILIZED BEFORE 1998(A)
  Average physical occupancy................................    94.3%       93.9%        0.4%
  Average economic occupancy(b).............................    92.2%       92.0%        0.2%
  Average monthly gross scheduled rent per unit(c)..........  $1,222     $ 1,159         5.4%
  Average monthly rental income per occupied unit...........  $1,201     $ 1,146         4.8%
  COMMUNITIES STABILIZED IN 1998(D)
  Average physical occupancy................................    95.9%
  Average economic occupancy(b).............................    94.2%
  Average monthly gross scheduled rent per unit(c)..........  $1,665
  Average monthly rental income per occupied unit...........  $1,646
  LEASE-UP COMMUNITIES(E)
  Operating revenues (rental income and other income) -- in
     thousands..............................................  $2,475
  Units delivered in the period.............................     191
  Cumulative units delivered at the end of the period.......     655
  Units occupied in lease-up communities at the end of the
     period.................................................     595
  Average units occupied in lease-up communities during the
     period.................................................     491
  OTHER FINANCIAL DATA
  Dividends paid per share/unit.............................  $0.385     $ 0.375
  Funds from operations (FFO) payout ratio..................    59.4%       72.4%
IAC CAPITAL TRUST
  Income from investment in subsidiary......................  $3,094

---------------
Footnotes:

(a) Financial results are for 51 properties totaling 14,991 units for comparable periods of 1999 and 1998.

(b) Rental income divided by rental income plus vacant units at market rent.

(c) Rental income plus vacant units at market rent.

(d) Financial results are for three properties totaling 768 units that achieved stabilized occupancy during 1998 and a 216-unit property acquired during 1998. No year over year comparison is provided since the properties were not all stabilized for comparable periods of 1998.

(e) Financial results are for two properties that started lease-up at various dates in late 1998 and two properties that started lease-up in 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Refer to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 for detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 1998.

                          PART II -- OTHER INFORMATION

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

                                                          IRVINE APARTMENT COMMUNITIES, INC.

Date: May 4, 1999                                         By: /s/ SHAWN HOWIE
                                                              ----------------------------------------------------
                                                              Shawn Howie
                                                              Interim Chief Financial Officer

                                                          IRVINE APARTMENT COMMUNITIES, L.P.

                                                          By: Irvine Apartment Communities, Inc.,
                                                              its sole general partner

Date: May 4, 1999                                         By: /s/ SHAWN HOWIE
                                                              ----------------------------------------------------
                                                              Shawn Howie
                                                              Interim Chief Financial Officer

                                                          IAC CAPITAL TRUST

Date: May 4, 1999                                         By: /s/ SHAWN HOWIE
                                                              ----------------------------------------------------
                                                              Shawn Howie
                                                              Regular Trustee

                                 EXHIBIT INDEX

     Exhibit No. 27.1: Financial Data Schedule for Irvine Apartment Communities, Inc.

     Exhibit No. 27.2: Financial Data Schedule for Irvine Apartment Communities, L.P.

     Exhibit No. 27.3: Financial Data Schedule for IAC Capital Trust.